Form 10-Q
period 1995-03-31
COPLEY REALTY INCOME PARTNERS I
filed 1995-05-11
CIK 784928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1995       Commission File Number 0-15430



                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                           04-2893293
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former Name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No  ___

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART I

                              FINANCIAL INFORMATION




                                                           Page(s)



Item 1.   Financial Statements                              -------

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations  -------

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                  March 31, 1995 December 31, 1994
                                 ---------------  -------------------

Assets
Real estate investments:
  Property, net                   $16,164,157     $  16,284,661
  Joint ventures                    9,289,557         9,326,690
                                   -------------- ----------------
                                   25,453,714        25,611,351

Cash and cash equivalents           1,380,786         1,638,294
Short-term investments                507,591           299,205
Interest and rent receivable          697,460           721,961
                                   -------------- ----------------
                                   $28,039,551    $  28,270,811
                                   ============== ================

Liabilities and Partners' Capital
Mortgage loan                      $4,330,645     $   4,363,307
Accounts payable                      203,833           274,141
Accrued management fee                 60,456            60,456
                                   -------------- ----------------
Total liabilities                   4,594,934         4,697,904
                                   -------------- ----------------


Partners' capital (deficit):
Limited partners ($1,000 per unit;
110,000 units authorized, 34,581
units issued and outstanding)      23,516,305        23,643,312
General partners                      (71,688)          (70,405)
                                   -------------- ----------------
Total partners' capital            23,444,617        23,572,907
                                   -------------- ----------------

                                  $28,039,551    $  28,270,811
                                   ============== ================





                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS (Unaudited)

                                      Quarter ended March 31,
                                      1995           1994

Investment Activity

Property rentals               $      635,044  $      633,761
Depreciation and amortization        (123,419)       (123,419)
Interest and other expenses          (110,810)       (110,094)
                            -----------------  --------------
                                      400,815         400,248

Joint venture earnings                147,312         128,839
                            -----------------  --------------
   Total real estate activity         548,127         529,087

Interest on cash equivalents
   and short-term investments          27,126          14,073
                            -----------------  --------------

   Total investment activity          575,253         543,160
                            -----------------  --------------


Portfolio Expenses

Management fee                         60,456          60,456
General and administrative             31,807          28,730
                            -----------------  --------------
                                       92,263          89,186
                            -----------------  --------------

Net Income                     $      482,990  $      453,974
                               ==============  ===============

Net income per limited partnership
  unit                         $        13.83  $         13.00
                               ==============  =================

Cash distributions per limited
  partnership unit             $        17.50  $         17.50
                               ================ ==============

Number of limited partnership units
  outstanding                          34,581          34,581
                             ================ ===============


(See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                        General     Limited
                                        Partners    Partners     Total
Quarter Ended March 31, 1995
Balance at beginning of quarter    $    (70,405) $  23,643,312   $23,572,907

Cash distributions                       (6,113)      (605,167)     (611,280)

Net income                                4,830        478,160       482,990
                                        ----------  ------------ ------------
Balance at end of quarter          $    (71,688) $  23,516,305   $23,444,617
                                        ==========  ============ ============



                                        General      Limited
                                        Partners    Partners         Total
Quarter Ended March 31, 1994
Balance at beginning of quarter         $(61,266) $ 24,548,070   $   24,486,804

Cash distributions                        (6,113)     (605,167)        (611,280)

Net income                                 4,540       449,434          453,974
                                        ----------  ------------   ------------
Balance at end of quarter               $(62,839) $ 24,392,337   $   24,329,498
                                        ==========  ============    ============





                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP


SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                         Quarter Ended March 31,
                                      -------------------------------

                                         1995            1994
                                      -----------   -----------
Net cash provided by operating
activities                            $588,528        $505,934
                                      -----------      ----------

Cash flows from investing activities:
    Investment in property                -           (10,566)
    Repayment of loan by joint venture   4,601           4,123
    Decrease (increase) in short-term
      investments, net                (206,695)         251,882
Net cash provided by (used in)      -----------     -----------
investing activities                  (202,094)        245,439
                                    -----------     -----------

Cash flows from financing activities:
    Reduction of mortgage loan         (32,662)        (28,244)
    Distributions to partners         (611,280)      (611,280)
                                      -----------     -----------
Net cash used in financing activities (643,942)       (639,524)
                                    -----------     -----------


Net increase (decrease) in cash
    and cash equivalents              (257,508)         111,849

Cash and cash equivalents:
    Beginning of period              1,638,294       1,210,688
                                    -----------     -----------

    End of period                   $1,380,786     $  1,322,537
                                    ===========     ===========







                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties.
It   commenced operations in August 1986, and acquired the four real estate investments it currently owns prior to the end of 1987. It intends to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners.


NOTE 2 - PROPERTY

     The following is a summary of the Partnership's investments in property:

                          March 31, 1995   December 31, 1994
                        ------------------ -----------------
Land                       $    7,973,584    $    7,973,584
Buildings and improvements     12,085,214        12,085,214
Accumulated depreciation       (3,894,641)       (3,774,137)
                        ------------------ -----------------
Net carrying value         $   16,164,157    $   16,284,661
                        ================== =================

     The Partnership's net investment in the Zehntel and United Exposition properties was $12,139,833 and $4,024,324, respectively, at March 31, 1995 and $12,221,487 and $4,063,174, respectively, at December 31, 1994.


NOTE 3 - REAL ESTATE JOINT VENTURES


     The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                             Assets and Liabilities
                             ----------------------
                                  March 31, 1995December 31, 1994
                               -----------------------------------
Assets
 Real property, at cost less
 accumulated depreciation of
  $3,104,699                         $11,853,051   $11,944,203
 and $2,988,063,respectively
Other                                    474,369       446,568
                                   --------------------------------
                                      12,327,420    12,390,771

Liabilities                              151,897       159,604
                                   --------------------------------

Net assets                         $   12,175,523  $ 12,231,167
                                   ================================


                              Results of Operations
                              ---------------------

                                          Quarter Ended March 31,
                                      -------------------------------
                                           1995         1994
                                           ----         ----
Revenue
 Rental income                        $   438,307    $  417,321
 Other                                      1,592         2,286
                                      -------------  ------------
                                          439,899       419,607
                                      -------------  ------------

Expenses
 Depreciation and amortization            137,355       148,651
 Operating expenses                        98,982        81,779
                                      -------------  ------------
                                          236,337       230,430
                                      -------------  ------------

Net income                            $   203,562    $  189,177
                                      =============  ============

Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.


NOTE 4 - SUBSEQUENT EVENT

     Distributions of cash from operations relating to the quarter ended March 31, 1995 were made on April 27, 1995 in the aggregate amount of $611,280 ($17.50 per limited partnership unit).

Copley Realty Income Partners 1; A Limited Partnership

Management's Discussion and Analysis of Financial Condition and Results of
      Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At March 31, 1995, the Partnership had $1,888,377 in cash, cash equivalents, and short-term investments, of which $611,280 was used for cash distributions to partners on April 27, 1995; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1995 and 1994 were made at the annualized rate of 7.0% on a capital contribution of $1,000 per unit.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At March 31, 1995, the appraised value of the United Exposition investment exceeded its related carrying value by approximately $1,300,000. The total appraised value of the remaining investments at March 31, 1995 was approximately $1,900,000 less than their total carrying value. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The United Exposition and Zehntel investments are wholly-owned properties fully leased by single tenants. The tenant at Zehntel has subleased one of the buildings. The tenants are responsible for substantially all property operating expenses. The Anaheim Distribution Center investment is structured as a joint venture with a real estate management/development firm. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership and is managed by a third-party property manager.

     Operating Factors

     The occupancy at Medlock Oaks was 93% at March 31, 1995, 100% at December 31, 1994, and 98% at March 31, 1994. Occupancy at Anaheim Distribution Center was 100% at both March 31, 1995 and December 31, 1994, and 86% at March 31, 1994.

     During the first quarter, the Partnership initiated discussions with its joint venture partner in Anaheim Distribution Center to dissolve the joint venture. There can be no assurance that this dissolution will be completed.

     Investment Results

     Total investment activity for the first three months of 1995 increased approximately 6% as compared to the same period of 1994. Results for the wholly
- - - - - -owned properties were relatively unchanged, reflecting stable occupancy attributable to long-term leases. Interest expense relates solely to the mortgage loan on the Zehntel buildings and is decreasing due to amortization of principal.

     Earnings from joint venture investments were $147,312 and $128,839 for the first three months of 1995 and 1994, respectively. The increase in 1995 is due to an increase in net operating income at Anaheim Distribution Center of $23,891, due primarily to increased occupancy. This increase was partially offset by a decrease in net operating income at Medlock Oaks as a result of the occupancy decrease.

     Net income for the three months ended March 31, 1995 increased by approximately $29,000 as compared to the corresponding period of 1994, while cash provided by operations between the two periods increased by approximately $83,000. This difference is primarily due to the retention of operating cash during the first quarter of 1994 at the joint venture to fund leasing costs associated with two tenant renewals at Medlock Oaks.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, accounting, printing and servicing agent fees. These expenses for the first three months of 1995 increased $3,077 or 11% as compared to the comparable period in 1994 primarily due to the final settlement of 1993 administrative expense reimbursements during the first quarter of 1994, partially offset by a decrease in printing costs.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

Inflation

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may tend to result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Recently, declines in real property values, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1995

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COPLEY REALTY INCOME PARTNERS 1; A
                                             LIMITED PARTNERSHIP
                                             (Registrant)



May 10, 1995
                            Peter P. Twining
                            Managing Director and General Counsel
                            of Managing General Partner,
                            First Income Corp.




May 10, 1995
                            Marie A. Welch
                            Investment Officer and Chief Accounting
                            Officer of Managing General Partner,
                            First Income Corp.