Form 10-Q
period 1995-06-30
COPLEY REALTY INCOME PARTNERS I
filed 1995-08-10
CIK 784928

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1995             Commission File Number 0-
                                             15430



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

                               FORM 10-Q

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART I

                         FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                 June 30, 1995   December 31, 1994
                                --------------- ------------------
Assets

Real estate investments:
  Property, net                    $16,043,654      $  16,284,661
  Joint ventures                     9,163,444          9,326,690
                                   -----------       ------------
                                    25,207,098         25,611,351

Cash and cash equivalents            1,313,975          1,638,294
Short-term investments                 709,562            299,205
Interest and rent receivable           574,534            721,961
                                   -----------       ------------
                                   $27,805,169      $  28,270,811
                                   ===========       ============


Liabilities and Partners' Capital

Mortgage loan                      $ 4,300,023      $   4,363,307
Accounts payable                       249,111            274,141
Accrued management fee                  51,820             60,456
                                   -----------       ------------
Total liabilities                    4,600,954          4,697,904
                                   -----------       ------------

Partners' capital (deficit):
  Limited partners ($1,000 per unit;
    100,000 units authorized, 34,581 units
    issued and outstanding)         23,278,307         23,643,312
  General partners                    (74,092)           (70,405)
                                   -----------       ------------
Total partners' capital             23,204,215         23,572,907
                                   -----------       ------------

                                   $27,805,169      $  28,270,811
                                   ===========       ============






           (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS (Unaudited)
                              Quarter Ended  Six Months Ended  Quarter Ended  Six Months Ended
                              June 30, 1995   June 30, 1995    June 30, 1994   June 30, 1994
                              -------------  ---------------   -------------  ---------------
Investment Activity

Property rentals                $   536,619    $    1,171,663   $   633,761    $    1,267,522
Depreciation and amortization     (123,420)         (246,839)     (123,420)         (246,839)
Interest and other expenses       (107,663)         (218,473)     (110,619)         (220,713)
                                -----------     -------------   -----------     -------------
                                    305,536           706,351       399,722           799,970

Joint venture earnings              122,407           269,719       132,001           260,840
                                -----------     -------------   -----------     -------------
     Total real estate activity     427,943           976,070       531,723         1,060,810

Interest on cash equivalents
     and short-term investments      28,074            55,200        15,638            29,711
                                -----------     -------------   -----------     -------------

     Total investment activity      456,017         1,031,270       547,361         1,090,521
                                -----------     -------------   -----------     -------------

Portfolio Expenses

Management fee                       51,820           112,276        60,457           120,913
General and administrative           33,319            65,126        31,990            60,720
                                -----------     -------------   -----------     -------------
                                     85,139           177,402        92,447           181,633
                                -----------     -------------   -----------     -------------

Net income                      $   370,878    $      853,868   $   454,914    $      908,888
                                ===========     =============   ===========     =============

Net income per limited partnership
     unit                       $     10.62    $        24.44   $     13.02    $        26.02
                                ===========     =============   ===========     =============

Cash distributions per limited
     partnership unit           $     17.50    $        35.00   $     17.50    $        35.00
                                ===========     =============   ===========     =============

Number of limited partnership units
     outstanding during the period   34,581            34,581        34,581    34,581
                                ===========     =============   ===========     =============

(See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


            Quarter Ended        Six Months Ended      Quarter Ended       Six Months Ended
            June 30, 1995         June 30, 1995        June 30, 1994        June 30, 1994
           ----------------     -----------------     ---------------      ----------------

          General    Limited    General   Limited    General    Limited   General    Limited
          Partners   Partners   Partners  Partners   Partners   Partners  Partners   Partners
          --------   --------   --------  --------   --------   --------  --------   --------
Balance at
beginning
of period$(71,688)$23,516,305 $(70,405) $23,643,312$(62,839)  $24,392,337$(61,266) $24,548,070

Cash
distributions
          (6,113)    (605,167) (12,226) (1,210,334)  (6,113)    (605,167) (12,226) (1,210,334)


Net income
            3,709      367,169    8,539     845,329    4,549      450,365   9,089      899,799
        ---------  ----------- -------- ----------- --------  -------------------  -----------

Balance at
end of
period  $(74,092)  $23,278,307$(74,092) $23,278,307$(64,403)  $24,237,535$(64,403) $24,237,535
        =========  =========== ======== =========== ========  ===================  ===========






           (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP


SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                          Six Months Ended June 30,
                                       -------------------------------

                                              1995          1994
                                          -----------   -----------
Net cash provided by operating activities  $1,361,477   $ 1,204,725
                                           -----------  ----------

Cash flows from investing activities:
     Investment in property                         -      (10,566)
     Repayment of loan by joint venture         9,329         8,361
     Decrease (increase) in short-term
     investments, net                       (409,281)       251,882
                                           -----------  -----------
     Net cash provided by (used in)
     investing activities                   (399,952)       249,677
                                           -----------  -----------

Cash flows from financing activities:
     Reduction of mortgage loan              (63,284)      (55,962)
     Distributions to partners             (1,222,560)  (1,222,560)
                                           -----------  -----------
      Net cash used in financing activities(1,285,844)  (1,278,522)
                                           -----------  -----------


Net increase (decrease) in cash
     and cash equivalents                   (324,319)       175,880

Cash and cash equivalents:
     Beginning of period                    1,638,294     1,210,688
                                           -----------  -----------

     End of period                         $1,313,975   $ 1,386,568
                                           ===========  ===========

           (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

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


NOTE 2 - PROPERTY

     The following is a summary of the Partnership's investments in property:


                                 June 30, 1995     December 31, 1994
                               ------------------  -----------------

Land                           $       7,973,584   $     7,973,584
Buildings and improvements            12,085,214        12,085,214
Accumulated depreciation             (4,015,144)       (3,774,137)
                               ------------------  -----------------
Net carrying value             $      16,043,654   $    16,284,661
                               ==================  =================


     The Partnership's net investment in the Zehntel and United
Exposition properties was $12,058,180 and $3,985,474, respectively, at June 30, 1995 and $12,221,487 and $4,063,174, respectively, at December 31, 1994.


NOTE 3 - REAL ESTATE JOINT VENTURES


     The following summarized financial information is presented in the aggregate for the investments in joint ventures:


                        Assets and Liabilities
                        ----------------------

                                    June 30, 1995   December 31, 1994
                                    --------------  -----------------
Assets
 Real property, at cost less accumulated
  depreciation of $3,226,660 and $2,988,063
                                     $  11,785,583   $    11,944,203
 Other                                     411,510           446,568
                                     -------------   ----------------
                                        12,197,093        12,390,771

Liabilities                                164,954           159,604
                                     -------------   ----------------

Net assets                           $  12,032,139   $    12,231,167
                                     =============   ================


                         Results of Operations
                         ---------------------

                                       Six Months Ended June 30,
                                    -------------------------------
                                           1995          1994
                                           ----          ----

Revenue
 Rental income                        $   864,833   $      881,370
 Other                                      3,142            2,174
                                      ------------- ----------------
                                          867,975          883,544
                                      ------------- ----------------



Expenses
 Depreciation and amortization            280,865          296,811
 Operating expenses                       203,060          193,530
                                      ------------- ----------------
                                          483,925          490,341
                                      ------------- ----------------



Net income                            $   384,050   $      393,203
                                      ============= ================
Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.


NOTE 4 - SUBSEQUENT EVENT

     Distributions of cash from operations relating to the quarter ended June 30, 1995 were made on July 27, 1995 in the aggregate amount of $523,955 ($15.00 per limited partnership unit).


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

     At June 30, 1995, the Partnership had $2,023,537 in cash, cash equivalents, and short-term investments, of which $523,955 was used for cash distributions to partners on July 27, 1995; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first and second quarters of 1995 were made at the annualized rate of 7.0% and 6.0%, respectively, on a capital contribution of $1,000 per unit. The annualized distribution rate for the comparable prior year quarters was 7.0%. The decrease in the distribution rate in the second quarter is the result of the contemplated restructuring and extension of a lease at the Zehntel property.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At June 30, 1995, the appraised value of the United Exposition investment exceeded its related carrying value by approximately $1,300,000. The total appraised value of the remaining investments at June 30, 1995 was approximately $1,500,000 less than their total carrying value. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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




     Operating Factors

     The Zehntel investment, which is comprised of two R&D buildings totaling 145,000 square feet, is fully leased to a single tenant through June, 1996. The Partnership is negotiating an agreement with the lessee to extend its lease on the 60,000 square foot building through December, 2000. The proposed extension will be retroactive to April 1,1995, and will result in a reduction in lease payments from the previous contractual obligation. This same tenant has been subleasing the 85,000 square foot building and upon expiration of the original lease in June, 1996, the Partnership will enter into a direct lease with the sublease tenant in this building.

     Occupancy at Medlock Oaks was 97% at June 30, 1995, and 100% at December 31, 1994 and June 30, 1994. Occupancy at Anaheim Distribution Center was 100% at both June 30, 1995 and December 31, 1994, and 86% at June 30, 1994.

     During the first quarter of 1995, the Partnership initiated discussions with its joint venture partner in Anaheim Distribution Center to dissolve the joint venture. These discussions continue; however, there can be no assurance that this dissolution will be completed.

     Investment Results

     Total investment activity for the first six months of 1995 decreased approximately 5% as compared to the same period of 1994. This decrease was primarily due to a reduction in rental revenue recognized on the Zehntel investment due to the contemplated lease restructure and extension.

     Earnings from joint venture investments were $269,719 and $260,840 for the first six months of 1995 and 1994, respectively. The increase in 1995 is due to an increase in net operating income at Anaheim Distribution Center of $32,782, due primarily to increased occupancy, partially offset by a decrease in net operating income at Medlock Oaks of $23,903 as a result of the occupancy decrease.

     Interest on cash equivalents and short-term investments increased by $25,489 or 86% between the two six month periods due to higher invested balances, as well as higher short-term yields.

     Cash flow provided by operations between the two six-month periods increased by approximately $157,000. Approximately $94,000 of this increase during 1995 relates to Medlock Oaks which retained cash at the property level during the first quarter of 1994 to fund leasing costs associated with two tenant renewals. In addition, cash flow distributed from Anaheim Distribution Center increased by approximately $62,000, due primarily to improved occupancy. Cash flow from the remaining two properties was relatively unchanged.



     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, accounting, printing and servicing agent fees. These expenses for the first six months of 1995 increased $4,406 or 7% as compared to the same period in 1994 primarily due to the favorable final settlement of prior year administrative expense reimbursements during the second quarter of 1994, partially offset by a decrease in printing costs.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two six-month periods due to the decrease in distributable cash flow.





                   COPLEY REALTY INCOME PARTNERS 1;
                         A LIMITED PARTNERSHIP
                               FORM 10-Q

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART II

                           OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:  None.

          b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995


                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COPLEY REALTY INCOME PARTNERS 1; A LIMITED
                           PARTNERSHIP
                             (Registrant)



                            August 11, 1995
                            Peter P. Twining
                            Managing Director and General Counsel of
                            Managing General Partner,
                            First Income Corp.




                            August 11, 1995
                            Marie A. Welch
                            Investment Officer and Chief Accounting
                            Officer of Managing General Partner,
                            First Income Corp.