Form 10-Q
period 1995-09-30
COPLEY REALTY INCOME PARTNERS I
filed 1995-11-14
CIK 784928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 1995    Commission File Number 0-15430


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X__       No ___




                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------




COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)


                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------

ASSETS

Real estate investments:
   Property, net                      $   13,808,924      $   16,284,661
   Joint ventures                          9,112,240           9,326,690
                                      ---------------     ---------------
                                          22,921,164          25,611,351


Cash and cash equivalents                  1,058,627           1,638,294
Short-term investments                     1,070,243             299,205
Interest and rent receivable                 609,655             721,961
                                      ---------------     ---------------
                                      $   25,659,689      $   28,270,811
                                      ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan                         $    4,269,830      $    4,363,307
Accounts payable                             354,205             274,141
Accrued management fee                        51,820              60,456
Unearned rent                                149,263               --
                                      ---------------     ---------------
Total liabilities                          4,825,118           4,697,904
                                      ---------------     ---------------

Partners' capital (deficit):
   Limited partners ($1,000 per
     unit; 100,000 units authorized,
     34,581 units issued and
     outstanding)                         20,932,360          23,643,312
   General partners                          (97,789)            (70,405)
                                      ---------------     ---------------
Total partners' capital                   20,834,571          23,572,907
                                      ---------------     ---------------

                                      $   25,659,689      $   28,270,811
                                      ===============     ===============

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                    Quarter Ended     Nine Months Ended     Quarter Ended     Nine Months Ended
                                  September 30, 1995  September 30, 1995  September 30, 1994  September 30, 1994
                                  ------------------  ------------------ -------------------  ------------------
                                                                                                 INVESTMENT ACTIVITY
INVESTMENT ACTIVITY
Property rentals                    $     546,986      $   1,718,649     $      635,690       $   1,903,212
Depreciation and amortization            (123,419)          (370,258)          (123,419)           (370,258)
Interest and other expenses              (137,352)          (355,825)          (133,742)           (354,455)
                                    ---------------    ---------------   ----------------     ---------------
                                          286,215            992,566            378,529           1,178,499

Joint venture earnings                    128,048            397,767            135,145             395,985
Investment valuation allowance         (2,200,000)        (2,200,000)             --                  --
                                    ---------------    ---------------   ----------------     ---------------
   Total real estate activity          (1,785,737)          (809,667)           513,674           1,574,484

Interest on cash equivalents
  and short term investments               29,580             84,780             19,290              49,001
                                    ---------------    ---------------   ----------------     ---------------
   Total investment activity           (1,756,157)          (724,887)           532,964           1,623,485
                                    ---------------    ---------------   ----------------     ---------------

Portfolio Expenses

Management fee                             51,820            164,096             60,456             181,369
General and administrative                 37,712            102,838             46,939             107,659
                                    ---------------    ---------------   ----------------     ---------------
                                           89,532            266,934            107,395             289,028
                                    ---------------    ---------------   ----------------     ---------------

Net Income (loss)                   $  (1,845,689)     $    (991,821)    $      425,569       $   1,334,457
                                    ===============    ===============   ================     ===============

Net income (loss) per
  limited partnership unit          $      (52.84)     $      (28.39)    $        12.18       $       38.20
                                    ===============    ===============   ================     ===============

Cash distributions per
  limited partnership unit          $       15.00      $       50.00     $        17.50       $       52.50
                                    ===============    ===============   ================     ===============

Number of limited partnership
  units outstanding during the period      34,581             34,581             34,581              34,581
                                    ===============    ===============   ================     ===============

                (See accompanying notes to financial statements)


COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                   Quarter Ended           Nine Months Ended             Quarter Ended           Nine Months Ended
                 September 30, 1995        September 30, 1995          September 30, 1994        September 30, 1994
                -------------------       -------------------         -------------------        ------------------

                 General     Limited      General       Limited       General     Limited      General      Limited
                 Partners    Partners     Partners      Partners      Partners    Partners     Partners     Partners
                ---------    ---------    ---------     ---------     ---------   ---------    ---------    ---------
Balance at
beginning of
period          $ (74,092)  $23,278,307    $ (70,405)  $23,643,312   $ (64,403)  $24,237,535   $ (61,266)  $24,548,070


Cash
distributions      (5,240)     (518,715)     (17,466)   (1,729,049)     (6,113)    (605,167)     (18,339)  (1,815,501)


Net income (loss) (18,457)   (1,827,232)      (9,918)     (981,903)      4,256      421,313       13,345    1,321,112
                 ---------    ----------    ---------    ----------   ---------   ----------   ----------   ----------


Balance at
end of period   $ (97,789)  $20,932,360    $ (97,789)  $20,932,360   $ (66,260)  $24,053,681   $ (66,260)  $24,053,681
                ==========  ===========    ==========  ===========   ==========  ===========  ===========  ===========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Nine Months Ended September 30,
                                            --------------------------------
                                                   1995            1994
                                            --------------------------------
Net cash provided by operating activities   $   2,009,814    $   1,957,382
                                            --------------   --------------
Cash flows from investing activities:
   Investment in property                            --            (10,566)
   Repayment of loan by joint venture              14,188           12,716
   Increase in short-term
       investments, net                          (763,677)         (41,843)
                                              ------------     ------------
          Net cash used in investing
          activities                             (749,489)         (39,693)
                                              ------------     ------------

Cash flows from financing activity:
   Reduction of mortgage loan                     (93,477)         (83,147)
   Distributions to partners                   (1,746,515)      (1,833,840)
                                              ------------     ------------

          Net cash used in financing
          activities                           (1,839,992)      (1,916,987)
                                              ------------      -----------
Net increase (decrease) in cash
   and cash equivalents                          (579,667)             702

Cash and cash equivalents:
   Beginning of period                          1,638,294        1,210,688
                                              ------------     ------------

   End of period                            $   1,058,627    $   1,211,390
                                            ==============   ==============

                (See accompanying notes to financial statements)


COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

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

NOTE 2 -PROPERTY
----------------

     The following is a summary of the Partnership's investments in property:

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

Land                                  $     7,973,584     $      7,973,584
Buildings and improvements                 12,085,214           12,085,214
Investment valuation allowance             (2,200,000)               --
Other net assets                               85,773                --
Accumulated depreciation                   (4,135,647)          (3,774,137)
                                        --------------     ----------------
Net carrying value                    $    13,808,924     $     16,284,661
                                        ==============     ================

     The Partnership's net investment in the Zehntel and United Exposition properties was $9,862,299 and $3,946,625, respectively, at September 30, 1995 and $12,221,487 and $4,063,174, respectively, at December 31, 1994.

     The Partnership's Zehntel property, located in Walnut Creek, California, was listed for sale during August 1995. The indication from the market is that the Partnership will not recover its net carrying value in this asset. Accordingly, during the third quarter of 1995, the Partnership recognized an investment valuation allowance of $2,200,000 through a charge to net income.



NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                             Assets and Liabilities
                             ----------------------

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

Assets

     Real property, at cost less
        accumulated depreciation
        of $3,347,138 and $2,988,063,
        respectively                       $ 11,700,450      $  11,944,203
     Other                                      404,266            446,568
                                           -------------      -------------
                                             12,104,716         12,390,771

Liabilities                                     326,188            159,604
                                           -------------      -------------

Net Assets                                 $ 11,778,528      $  12,231,167
                                            ============       ============


                              Results of Operations
                             ----------------------

                                            Nine months ended September 30,
                                            --------------------------------
                                                 1995              1994
                                                 ----              ----
Revenue
     Rental income                         $  1,287,645      $   1,323,796
     Other                                        4,412              3,967
                                           ------------      --------------
                                              1,292,057          1,327,763
                                            ------------      -------------

Expenses
     Depreciation and amortization              422,569            445,052
     Operating expenses                         300,182            288,526
                                            ------------      -------------
                                                722,751            733,578
                                            ------------      -------------

Net income                                 $    569,306      $     594,185
                                           =============     ==============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1995 were made on October 26, 1995 in the aggregate amount of $523,954 ($15.00 per limited partnership unit).


Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At September 30, 1995, the Partnership had $2,128,870 in cash, cash equivalents, and short-term investments, of which $523,954 was used for cash distributions to partners on October 26, 1995; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first three quarters of 1995 were made at the annualized rates of 7.0%, 6.0% and 6.0%, respectively, on a capital contribution of $1,000 per unit. The annualized distribution rate for the comparable prior year quarters was 7.0%. The decrease in the distribution rate during the second quarter was the result of the restructuring and extension of a lease at the Zehntel property, as discussed below under "Operating Factors".

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net fair market value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At September 30, 1995, the aggregate appraised value of two of the Partnership's investments exceeded their related carrying value by approximately $1,700,000. The total appraised value of the remaining two investments at September 30, 1995 was approximately $300,000 less than their total carrying value. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

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

Operating Factors

     The Zehntel investment, which is comprised of two R&D buildings totaling 145,000 square feet, is fully leased to a single tenant through June, 1996. During the third quarter of 1995, the Partnership signed a lease extension with the lessee on the 60,000 square foot building through December, 2000. The extension is retroactive to April 1, 1995, and is at a lower rental rate than under the previous lease. This same tenant has been subleasing the 85,000 square foot building and, upon expiration of the original lease in June, 1996, the Partnership will enter into a direct lease with the sublease tenant in this building. During the third quarter, the Partnership listed this property for sale. The indication from the market is that the Partnership will not recover its carrying value in this asset. Accordingly, the Partnership reduced the carrying value to its net fair market value through a charge to operations of $2,200,000.

     Occupancy at Medlock Oaks remained at 97% during the third quarter of 1995. (Occupancy was 100% at December 31, 1994 and 99% at September 30, 1994.) Occupancy at Anaheim Distribution Center has remained at 100% since September 30, 1994.

     During the first quarter of 1995, the Partnership initiated discussions with its joint venture partner in Anaheim Distribution Center to dissolve the joint venture. These negotiations are complete, and the dissolution is expected to be effective January 1, 1996.

Investment Results

     The investment valuation allowance of $2,200,000 recognized during the third quarter of 1995 relates to the reduction in the carrying value of the Zehntel property. Exclusive of the investment valuation allowance, total real estate activity for the first nine months of 1995 decreased by approximately $184,000, or 12% as compared to the same period of 1994. This decrease was primarily due to a reduction in rental revenue from the Zehntel investment as a result of the aforementioned lease restructure and extension.

     Earnings from joint venture investments were $397,767 and $395,985 for the first nine months of 1995 and 1994, respectively. The slight increase in 1995 is due to an increase in net operating income at Anaheim Distribution Center of $37,123, due primarily to increased average occupancy during 1995, partially offset by a decrease in net operating income at Medlock Oaks of $35,341 as a result of the occupancy decrease.

     Interest on cash equivalents and short-term investments increased by approximately $36,000 between the two nine-month periods due to higher invested balances, as well as higher short-term yields.

     Cash flow provided by operations increased between the two nine-month periods by approximately $52,000, while investment activity, exclusive of the investment valuation allowance, declined by approximately $148,000. This difference is primarily due to rent prepayments at Zehntel of approximately
$149,000.   In addition, cash flow during 1995 from Anaheim Distribution Center and Medlock Oaks increased as compared to 1994, due to the funding of tenant improvements with property level cash flow early in 1994.

Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, accounting, printing and servicing agent fees. These expenses for the first nine months of 1995 decreased by approximately $5,000 as compared to the same period in 1994 primarily due to a decrease in printing costs, partially offset by increased professional fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two nine-month periods due to the decrease in distributable cash flow.







                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COPLEY REALTY INCOME PARTNERS 1;
                                   A LIMITED PARTNERSHIP
                                           (Registrant)



November 13, 1995                  -----------------------------------------
                                   Peter P. Twining
                                   Managing Director and General Counsel
                                   of Managing General Partner,
                                   First Income Corp.



November 13, 1995                  -----------------------------------------
                                   Marie A. Welch
                                   Investment Officer and Chief Accounting
                                   Officer of Managing General Partner,
                                   First Income Corp.