Form 10-K
period 1995-12-31
COPLEY REALTY INCOME PARTNERS I
filed 1996-03-28
CIK 784928

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          COMMISSION FILE NO. 0-15430
         _____________________________________________________________

             COPLEY REALTY INCOME PARTNERS 1; A LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

    MASSACHUSETTS                                        04-2893293
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

 399 BOYLSTON STREET, 13TH FLOOR
   BOSTON, MASSACHUSETTS                                   02116
(Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 578-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  ___
                                  ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                              No voting stock is held by nonaffiliates of the
Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Page ______ of ______ pages (including exhibits).  Exhibit Index on Page ______.

                                     PART I
                                     ------

Item 1.  Business.
         --------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 20, 1985, to invest primarily in newly constructed and existing income-producing real properties.

     The Partnership was initially capitalized with contributions of $2,000 in the aggregate from First Income Corp. (the "Managing General Partner") and CCOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on December 5, 1985, with respect to a public offering of 40,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $100,000,000). The Registration Statement was declared effective on March 27, 1986.

     The first sale of Units occurred on August 7, 1986, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of initial investors was admitted to the Partnership on April 9, 1987. As of April 9, 1987, a total of 34,581 Units had been sold, a total of 2,188 investors had been admitted as limited partners (the "Limited Partners") and a total of $34,322,210 had been contributed to the capital of the Partnership.

     As of December 31, 1995 the Partnership had invested in the four real property investments described below. In 1990, a fifth real estate investment was foreclosed on by the lender. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

     The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A.  Research and Development Buildings in Walnut Creek, California.
         --------------------------------------------------------------

         On September 11, 1986, the Partnership acquired for $14,434,054 an 11.1-acre parcel of land in Walnut Creek, California, improved by two single-story research and development buildings of 85,000 square feet and 60,000 square feet. In connection with the acquisition, the Partnership assumed an existing first mortgage loan made by John Hancock Mutual Life Insurance Company bearing interest at the rate of 10% per annum. This loan is amortized in level payments of principal and interest, based on a 30-year amortization schedule, and matures on April 1, 1996, at which time the projected outstanding principal balance of $4,215,073 will be due. As of December 31, 1995 the loan had an outstanding principal balance of $4,238,857. In February 1996, the Partnership entered into a contract to sell the two buildings to a third party for an amount that approximated the carrying value at December 31, 1995.

         The Partnership has entered into a lease (the "Original Lease") for both buildings to a single tenant (the "Tenant") which, as amended, calls for a current annual rent of $1,744,677 for a 10-year term ending in June 1996. Under the terms of the Original Lease, the lessee is responsible for substantially all operating expenses. The Tenant has subleased the 85,000 square foot building to a third party until the end of the Original Lease term. The sublessee has entered into a direct lease (the "Direct Lease") for this building with the Partnership upon the expiration of the Original Lease. The Direct Lease, as amended, will have a term of six years and will provide for annual rent of $739,500 for the first eighteen months of the lease, $794,964 for the second eighteen months, and $856,800 for the subsequent twelve month period. Thereafter, annual increases will be based on the increase in the Consumer Price Index "CPI" or 3%, whichever is higher. In addition, the Tenant has entered into a new lease (the "New Lease") for the 60,000 square foot building for an annual rental of $540,000, which increases in February 1998 based upon changes in the CPI. The lease has a 69-month term ending in December 2000, and two five-year renewal options, each renewal option to be at market rent but, in no event, less than the rent paid immediately prior to the option period in question.

     B.  Warehouse Building in Anaheim, California.
         -----------------------------------------

         On December 30, 1986, the Partnership acquired for $2,000,000 a 60% interest in a joint venture formed with Davis Anaheim Distribution Center Associates ("Davis Development") to construct a one-story warehouse building containing approximately 106,000 square feet of space on a 4.9-acre parcel of land in Anaheim, California. The building has been completed and was 100% leased as of December 31, 1995. The joint venture agreement, as amended, entitled the Partnership to receive a current preferred return on its capital contribution at the rate of 10% per annum and to receive an additional return at the rate of 0.5% per annum which could be accrued and paid out of sale or refinancing proceeds if sufficient cash flow was not currently available therefor. In addition, the Partnership was entitled to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

         The Partnership contemporaneously made a non-recourse mortgage loan commitment to the joint venture of up to $2,750,000, which was fully funded.
The loan bore interest at the rate of 11% per annum, payable (beginning January 1, 1991) in equal monthly payments of principal and interest, based on a 30-year amortization schedule with a balloon payment at maturity in January, 1996. The loan had a term of ten years, was not prepayable and was secured by a first mortgage on the land and the building.

         The Partnership increased its investment in the joint venture by committing to make a deficit loan to the venture in the maximum amount of $240,000, all of which was funded. Davis Development simultaneously committed to make a deficit loan to the joint venture in the maximum amount of $160,000, all of which was funded. As of May 5, 1989, the Partnership increased its investment in the joint venture by committing to make an additional deficit loan to the venture in the maximum amount of $132,000, all of which has been funded. Davis Development simultaneously committed to make a deficit loan to the joint venture in the maximum amount of $88,000, all of which was funded. As of April 6, 1990, the Partnership committed to make an additional deficit loan in the maximum amount of $105,000. As of December 31, 1995, $64,276 of this loan had been funded by the Partnership. Davis Development simultaneously committed to make a deficit loan in the maximum amount of $70,000, of which $42,850 was funded. The loans bore interest at a rate equal to the prime rate charged by Wells Fargo Bank. As of June 4, 1993, the Partnership's interest was increased from 60% to 61.6%, since Davis Development did not match its proportionate share of a $30,000 operating deficit incurred during the month of May, 1993. The joint venture agreement provided for the repayment of principal and interest on deficit loans from cash flow to the extent that such cash is available after payment of any accrued preferential returns.
        Effective January 1, 1996, the joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership.

     C.  Industrial Buildings in Las Vegas, Nevada.
         -----------------------------------------

         On October 28, 1987, the Partnership acquired for $5,000,000 two one-story concrete industrial buildings, containing 128,178 square feet, located on approximately 6.54 acres of land in Las Vegas, Nevada. The buildings are leased to a single tenant on a triple net basis for 12 years ending in October 1999. The initial annual rent was $536,000, with fixed rental increases of 20% every five years. The current annual rent is $643,000 with the next increase scheduled for November 1997.

     D.  Warehouse/Service Center Buildings in Atlanta, Georgia.
         ------------------------------------------------------

         On December 4, 1987, the Partnership acquired for a maximum capital contribution of $1,932,300 a 34.2% interest in a joint venture formed with Copley Realty Income Partners 2; A Limited Partnership, an affiliate of the General Partners (the "Affiliate") which had a 25.8% interest, and Hill Limited #10, an affiliate of Hill Properties, Inc., to acquire an approximately 14.9-acre parcel of land in the Medlock Oaks Business Park in Atlanta, Georgia, together with one service center and two warehouse buildings, totaling 115,000 square feet of space. The joint venture subsequently completed construction of two additional warehouses containing an aggregate of 58,916 square feet of space. In the aggregate, as of December 31, 1995, the five buildings were 95% leased. Effective January 1, 1990, the joint venture agreement was amended to increase the Partnership's ownership interest in the joint venture to 38.19% and the Affiliate's interest to 28.81%. The joint venture agreement, as amended, entitled the Partnership and the Affiliate to receive monthly preferential payments on their respective invested capital at the rate of 10.25% per annum. The joint venture agreement also entitled the Partnership to receive 38.19% of the remaining cash flow after payment of the preferential returns and 38.19% of sale and refinancing proceeds following the return of equity capital to the Partnership and the Affiliate.

         The Partnership, contemporaneously with the initial equity investment, made a non-recourse mortgage loan commitment to the joint venture of up to $4,622,700. On October 4, 1989, the Partnership increased its maximum obligation from $4,622,700 to $4,964,700 of which $4,850,094 had been funded as of December 31, 1995. The loan bears interest at the rate of 10.25% per annum, has a term of ten years and is secured by a first mortgage on the land and the buildings. The loan is prepayable at any time, subject to payment of a premium designed to give the Partnership the equivalent yield as if the loan had been outstanding until maturity. The Affiliate simultaneously made a mortgage loan commitment of up to $3,487,300, increased on October 4, 1989 to $3,745,300, upon the same terms and conditions as the loan from the Partnership, of which $3,658,843 had been funded as of December 31, 1995. The loan from the Affiliate is pari passu with the loan from the Partnership.

         As of September 3, 1991, as a result of the developer partner's inability to fund its share of deficit contributions, the Partnership and the Affiliate assumed 100% ownership of the property with the Partnership having a 57% interest. As of May 31, 1991, the Partnership and the Affiliate retained an affiliate of Anderson & Senkbeil to provide leasing and management services for the property. On October 1, 1992, the property management agreement was assigned to Weeks Corporation and on August 1, 1994 the agreement was assigned to Weeks Realty Services, Inc.

Item 2.  Properties
         ----------

    The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

                             ESTIMATED   NUMBER OF
                                1996      TENANTS                          SQUARE     ANNUAL                             LINE OF
                               ANNUAL    WITH 10%                          FEET OF   CONTRACT                            BUSINESS
                               REALTY     OR MORE        NAME(S) OF         EACH       RENT       LEASE     RENEWAL    OF PRINCIPAL
         PROPERTY              TAXES     OF GLA *        TENANT(S)         TENANT    PER S. F.  EXPIRATION  OPTIONS      TENANTS
------------------------------------------------------------------------------------------------------------------------------------

R&D Buildings in Walnut       $150,013          2   Teradyne                 60,000      $9.00       12/00   Two 5    Computer
 Creek, CA                                                                                                    year    assembly
                                                                                                            options
                                                    Fresenius USA            85,000      $8.70        6/02   One 5    Dialysis
                                                                                                              year    equipment
                                                                                                             option   assembly
Warehouse Building in         $ 42,608          3   S & C Furniture          24,892      $3.48        4/96    None    Distribution,
 Anaheim, CA                                                                                                          light assembly

                                                    Computer                 28,224      $4.73        9/97            None
                                                    Transport, Inc.
                                                    Arroyo Plastics,         53,116      $4.51        3/97    None    Distribution
                                                    Inc.

Industrial Bldgs in Las             (1)         1   United                  128,178      $5.02       10/99    None    Distribution
 Vegas, NV                                          Exposition Co.
Warehouse/Service Center      $ 90,422          2   Valmet-Sentrol,          22,727      $7.40       11/98    None    Engineering
 Bldgs in Atlanta, GA                               Ltd.                                                              industry
                                                                                                                      measurements
                                                                                                                      & controls
                                                    Allen-Bradley Co.        22,679      $7.27        7/98    None    Industrial
                                                                                                                      automation
                                                                                                                      products
------------------------------------------------------------------------------------------------------------------------------------


(1) Tenant responsible for real property taxes.

    The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:



                                                                          Rental       Net Effective
                                       Gross Leasable     Year-End       Revenue           Rent
               PROPERTY                     Area         Occupancy     Recognized        ($/sf/yr)*
----------------------------------------------------------------------------------------------------
R&D Buildings in Walnut Creek, CA
                 1991                      145,000           100%     $1,864,346           $12.86
                 1992                      145,000           100%     $1,867,766           $12.88
                 1993                      145,000           100%     $1,913,290           $13.20
                 1994                      145,000           100%     $1,918,366           $13.23
                 1995                      145,000           100%     $1,644,753           $11.34

Warehouse Building in Anaheim, CA

                 1991                      106,232           100%     $  482,421           $ 4.54
                 1992                      106,232           100%     $  533,216           $ 5.02
                 1993                      106,232           100%     $  420,364           $ 3.96
                 1994                      106,232           100%     $  437,045           $ 4.11
                 1995                      106,232           100%     $  469,666           $ 4.42

Industrial Buildings in Las Vegas, NV
                 1991                      128,178           100%     $  619,890           $ 4.84
                 1992                      128,178           100%     $  619,890           $ 4.84
                 1993                      128,178           100%     $  619,890           $ 4.84
                 1994                      128,178           100%     $  619,890           $ 4.84
                 1995                      128,178           100%     $  619,890           $ 4.84

Service Center Buildings in Atlanta, GA
                 1991                      173,916            81%     $  945,502           $ 6.54
                 1992                      173,916            88%     $1,044,485           $ 6.71
                 1993                      173,916            98%     $1,025,068           $ 6.44
                 1994                      173,916           100%     $1,087,696           $ 6.30
                 1995                      173,916            95%     $1,101,894           $ 6.63
-------------------------------------------------------------------------------------------------


* Net Effective Rent Calculation is based on the average occupancy during the respective year.

    Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1995:


                                           TENANT AGING REPORT


                                                                            TOTAL          PERCENTAGE OF
                                          # OF LEASE      TOTAL         ANNUAL CONTRACT     GROSS ANNUAL
                PROPERTY                  EXPIRATIONS  SQUARE FEET           RENT              RENTAL*
--------------------------------------------------------------------------------------------------------
R&D Buildings in Walnut Creek, CA
----------------------------------------
                  1996                              0            0              $0                    0%
                  1997                              0            0              $0                    0%
                  1998                              0            0              $0                    0%
                  1999                              0            0              $0                    0%
                  2000                              1       60,000           $540,000 (1)             42%
                  2001                              0            0              $0                     0%
                  2002                              1       85,000           $739,500 (2)             58%
                  2003                              0            0              $0                     0%
                  2004                              0            0              $0                     0%
                  2005                              0            0              $0                     0%

Warehouse Building in Anaheim, CA
----------------------------------------
                  1996                              1       24,892           $116,496                 24%
                  1997                              2       81,340           $373,206                 76%
                  1998                              0            0              $0                     0%
                  1999                              0            0              $0                     0%
                  2000                              0            0              $0                     0%
                  2001                              0            0              $0                     0%
                  2002                              0            0              $0                     0%
                  2003                              0            0              $0                     0%
                  2004                              0            0              $0                     0%
                  2005                              0            0              $0                     0%

Industrial Buildings in Las Vegas, NV
----------------------------------------
                  1996                              0            0              $0                     0%
                  1997                              0            0              $0                     0%
                  1998                              0            0              $0                     0%
                  1999                              1      128,178           $643,000                100%
                  2000                              0            0              $0                     0%
                  2001                              0            0              $0                     0%
                  2002                              0            0              $0                     0%
                  2003                              0            0              $0                     0%
                  2004                              0            0              $0                     0%
                  2005                              0            0              $0                     0%

Service Center Buildings in Atlanta, GA
----------------------------------------
                  1996                              6       34,546           $221,046                 20%
                  1997                              5       33,846           $204,412                 18%
                  1998                              4       61,119           $447,816                 40%
                  1999                              3       25,451           $158,926                 14%
                  2000                              2        9,686           $77,952                   8%
                  2001                              0            0              $0                     0%
                  2002                              0            0              $0                     0%
                  2003                              0            0              $0                     0%
                  2004                              0            0              $0                     0%
                  2005                              0            0              $0                     0%
--------------------------------------------------------------------------------------------------------

 *   DOES NOT INCLUDE EXPENSES PAID BY  TENANTS.

 (1) Reflects 1996 rent on new lease with Teradyne.

 (2) Reflects 1996 contractual rent with sublessee.

           The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:



Depreciable Assets
                                                    Rate of               Life    Accumulated
        Entity / Property            Tax Basis   Depreciation   Method  in years  Depreciation

East Anaheim Distribution Center
----------------------------------
Building                            $ 1,785,598          5.26%    SL          19    $  855,304
Tenant Improvements                     795,581          3.17%    SL        31.5       191,056
                                    -----------                                     ----------
Total Depreciable Assets              2,581,179                                      1,046,360

Medlock Oaks Associates
----------------------------------
Building                              5,431,792          5.26%    SL          19     2,316,651
Tenant Improvements                     182,996          2.56%    SL          39         4,921
Tenant Improvements                   3,076,352          3.17%    SL        31.5       505,244
                                    -----------                                     ----------
Total Depreciable Assets              8,691,140                                      2,826,816

Wholly Owned Property
----------------------------------
Zehntel Building                      8,092,552          4.00%    SL          25     2,816,754
United Expo Building                  3,986,285    3.17%-5.88%    SL     17-31.5     1,378,204
                                    -----------                                     ----------
Total Depreciable Assets             12,078,837                                      4,194,958

Total Depreciable Assets            $23,351,156                                     $8,068,134
                                    ===========                                     ==========
----------------------------------------------------------------------------------------------

SL = Straight Line Depreciation

           Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

        A. R&D Building in Walnut Creek, CA.
           --------------------------------

           This property is situated in the Shadelands district of the city of Walnut Creek, within central Contra Costa County. This neighborhood is comprised mainly of low-rise Class B office space with several light industrial properties interspersed throughout, including this property. The neighborhood is primarily perceived as a secondary office market within Walnut Creek. At September 30, 1995, the Contra Costa County office market had a total vacancy of approximately 14%. The Walnut Creek - Shadelands office submarket, consisting of 1.8 million square feet, had a vacancy rate of approximately 24%, which is one of the highest vacancy rates of any sub-market within Contra Costa County.

        B. Warehouse Building in Anaheim, CA.
           ---------------------------------

           This investment is located in Anaheim, California which is part of the Orange County industrial market. As of September 30, 1995, this market had a total inventory of approximately 779,968,000 square feet. Overall available square footage, including buildings available for sale or lease, totaled 20,846,000. This equates to an availability rate of approximately 9%, which is consistent with the availability rate of 12 months earlier. Within the North Orange County submarket where the investment is located, the availability rate was approximately 8%.

        C. Warehouse Buildings in Las Vegas, NV
           ------------------------------------

           While traditionally based upon the resort and gambling industry, the Las Vegas economy is becoming more diversified as favorable taxation, worker compensation and transportation systems encourage companies to relocate to Nevada. The healthy business climate of Las Vegas is responsible for a strong industrial market, which exhibits a low vacancy rate of approximately 5% on a base inventory of 30.4 million square feet. Rental rates have remained level, and in some cases, have increased, over the past year. Most free rent concessions have diminished.

        D. Industrial/Service Center Buildings in Atlanta, GA.
           --------------------------------------------------

               This investment is located in the Northeast/I-85 submarket which is part of the metropolitan Atlanta industrial market. As of September 30, 1995, the Northeast/I-85 submarket had a total inventory of approximately 75,623,000 square feet, which represents an increase of 2,470,000 square feet from year end 1994. Overall vacant square footage declined to 1,870,000 square feet from 3,524,000 at the end of 1994, reflecting net positive absorption of
 4.1 million square feet.   Occupancy increased to 97.5% at September 30, 1995
 from 95.2% at year end 1994. At September 30, 1995, vacancy within the Service Center sector of the industrial market was 6.1%.

 Item 3.  Legal Proceedings.
          -----------------

       The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

 Item 4.  Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

       There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

       As of December 31, 1995, there were 2,283 holders of Units.

       The Partnership's Amended and Restated Agreement of Limited Partnership dated August 7, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1995, cash distributions paid in 1995, or distributed after year end with respect to 1995, to the Limited Partners as a group totaled $2,161,312. For the year ended December 31, 1994, cash distributions paid in 1994, or distributed after year end with respect to 1994, to the Limited Partners as a group totaled $2,420,670.

       The Partnership incurred a net loss in 1995, primarily as a result of a non-cash charge related to the reduction in the carrying value of an investment. Cash distributions, however, were made at a level slightly less than cash provided by operating activities, and reduced partners' capital accordingly. The balance of liquid assets decreased during the year. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

 Item 6.  Selected Financial Data.
          -----------------------

                             For Year        For Year    For Year     For Year     For Year
                             Ended or        Ended or    Ended or     Ended or     Ended or
                             As of:          As of:      As of:       As of:       As of:
                             12/31/95        12/31/94    12/31/93     12/31/92     12/31/91
                             --------        --------    --------     --------     --------
 Revenues                   $ 2,864,780      $ 3,064,367 $ 2,979,336  $ 3,042,933  $ 3,028,283

 Net Income  (Loss) (1)     $  (983,224)     $ 1,531,224 $ 1,679,020  $ 1,711,107  $ 1,811,358



 Net Income (Loss) per
 weighted average
 Unit of Limited
 Partnership
 Interest
 Outstanding                    $(28.15)          $43.84      $48.07       $48.99       $51.86



 Total Assets               $24,886,471      $28,270,811 $29,253,029  $29,969,921  $30,620,530

 Mortgage Loan              $ 4,238,857      $ 4,363,307 $ 4,474,343  $ 4,574,853  $ 4,664,580


 Total Cash
 Distributions
 per Unit of
 Limited
 Partnership
 Interest,
 including amounts
 distributed after
 year end with
 respect to the
 previous year              $     62.50      $     70.00 $     66.25  $     65.00  $     55.00
                            -----------      ----------- -----------  -----------  -----------



 (1) Net Income (Loss) includes charges of $2,600,000 and $200,000 in 1995 and 1994, respectively, related to impairment of the carrying values of certain investments.

 Item 7.
 -------

 Management's Discussion and Analysis of Financial Condition and Results of
 --------------------------------------------------------------------------
 Operations
 ----------

 Liquidity and Capital Resources
 -------------------------------

      The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 hereof.

      At December 31, 1995, the Partnership had $1,915,083 in cash, cash equivalents, and short-term investments, of which $523,955 was used for cash distributions to partners on January 25, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Quarterly distributions of cash from operations relating to all four quarters of 1994 and the first quarter of 1995 were made at an annualized rate of 7.0% on a capital contribution of $1,000 per unit. Distributions of cash from operations were made at an annualized rate of 6.0% for the last three quarters of 1995. The cash distribution rate decreased in the second quarter of 1995 due to the restructuring and extension of a lease at the Zehntel property, as discussed below.

      The mortgage loan, with a principal balance of $4,238,857 at December 31, 1995, matures on April 1, 1996. The Managing General Partner expects the Partnership to sell the collateral property in the near term, and that the loan will be repaid with a portion of the proceeds. In anticipation of the sale, the Partnership undertook to make certain repairs and improvements to the property at a total cost of approximately $1,000,000. In February 1996, the Partnership entered into a contract to sell these two buildings at an amount approximating the carrying value at December 31, 1995, plus the cost of these repairs and improvements.

      The carrying value of real estate investments in the financial statements at December 31, 1995 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1995, the appraised value of the United Exposition investment was approximately $1,400,000 greater than its carrying value. The carrying values of the remaining investments approximated their related appraised values. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

 Results of Operations
 ---------------------

      Form of Real Estate Investments

      The United Exposition and Zehntel investments are wholly-owned properties. The tenants are responsible for substantially all property operating expenses. The remaining investments in the portfolio are structured as joint ventures with real estate management/development firms or affiliates of the Partnership. Effective January 1, 1996, however, the Anaheim joint venture was dissolved and all of its assets and liabilities were transferred to the Partnership.

      Operating Factors

      The Zehntel property, which is comprised of two R&D buildings totaling 145,000 square feet, is fully leased to a single tenant through June, 1996. During the third quarter of 1995, the Partnership signed a lease extension with the lessee for the 60,000 square foot building through December, 2000. The extension is retroactive to April 1, 1995, and is at a lower rental rate than under the previous lease. This same tenant has been subleasing the 85,000 square foot building. A direct lease with the sublease tenant in this building will begin upon expiration of the original lease in June, 1996. During the third quarter of 1995, with the decision to sell the Zehntel property, the Managing General Partner determined that the Partnership will not likely recover its carrying value over the shortened investment period. Accordingly, the Partnership reduced the carrying value to its estimated net fair market value with a charge to operations of $2,200,000. The carrying value was further reduced by $400,000 as of the fourth quarter, with the refinement of the estimate based on the terms of the pending sale transaction.

      The United Exposition property also consists of two buildings which have been 100% leased to one tenant since 1987.

      At Medlock Oaks, occupancy was 95%, 100% and 98% at December 31, 1995, 1994 and 1993, respectively. The Managing General Partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000.

      Occupancy at the Anaheim Distribution Center property was 100% at December 31, 1995, 1994 and 1993, although several leases expired during 1993 and 1994.

      Two tenants each contributed more than 10% of the total rental revenue from the Partnership's investments (collectively 67%) in 1995. These tenants were current with regard to lease payments at December 31, 1995; management is not aware of any impairment in the tenants' ability to continue to perform in accordance with the terms of their respective leases.

      Investment Results

      Operating results generated by the Zehntel and United Exposition properties (before the investment valuation allowance on Zehntel) decreased by $198,416 between 1994 and 1995 primarily due to reduced rental income caused by the lease restructuring at Zehntel. During 1994, results from operations for the two properties decreased by $16,842, due to the settlement of prior year property taxes at Zehntel in the amount of $22,589 (included in interest and other expenses), partially offset by a rental increase at Zehntel.

      Joint venture earnings were $490,643, $452,881 and $387,895 for the years ended December 31, 1995, 1994 and 1993, respectively. Joint venture earnings from Anaheim were $250,312, $182,243 and $190,863 in the corresponding years. The increase in net operating income in 1995 at Anaheim was primarily due to increased rentals and a decrease in amortization of tenant improvements. The decrease between 1993 and 1994 was due primarily to an increase in operating expenses. Joint venture earnings from Medlock Oaks were $240,331, $270,638 and $197,032 in the corresponding years. The decrease in net operating income at this property in 1995 is the result of the decrease in average occupancy, as well as the write-off of tenant improvements during the year. The increase during 1994 as compared to 1993 was due to an increase in the average occupancy rate.

      Interest on cash equivalents and short-term investments increased by $15,000 in 1994 and $36,000 in 1995 as compared to the respective prior years, primarily as a result of increases in short-term yields. Average invested balances were also higher in both years.

      Cash flow from operations decreased in 1995 compared to 1994, and increased in 1994 compared to 1993. These changes are largely in line with the respective change in operating results before the investment valuation allowances.

      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, accounting, printing and servicing agent fees. These expenses increased 12% between 1994 and 1995, primarily due to increased professional fees. General and administrative expenses decreased 2% in 1994 as compared to 1993, primarily due to lower professional fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. The fee decreased in 1995 compared to 1994, and increased in 1994 compared to 1993, consistent with the respective changes in distributable cash flow.

 Inflation
 ---------

      By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may tend to result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

 Item 8.  Financial Statements and Supplementary Data.
          -------------------------------------------

       See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
       Financial Disclosure.
       --------------------

       The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                    PART III
                                    --------

 Item 10.  Directors and Executive Officers of the Registrant.
           --------------------------------------------------

       (a) and (b) Identification of Directors and Executive Officers.
                   --------------------------------------------------

       The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1995.

Name                         Position(s) with the Managing General Partner   Age
--------------------------  -----------------------------------------------  ---

 Joseph W. O'Connor         President, Chief Executive Officer and Director   49
 Daniel J. Coughlin         Managing Director and Director                    43
 Peter P. Twining           Managing Director, General Counsel and Director   49
 Wesley M. Gardiner, Jr.    Vice President                                    37
 Daniel C. Mackowiak        Principal Financial and Accounting Officer        44

       Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on November 14, 1985. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity as of January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

       (c) Identification of Certain Significant Employees.
           -----------------------------------------------

           None.

       (d) Family Relationships.
           --------------------

           None.

       (e) Business Experience.
           -------------------

           The Managing General Partner was incorporated in Massachusetts on November 14, 1985. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

       Joseph W. O'Connor has been President, Chief Executive Officer and a Director of Copley Real Estate Advisors, Inc. ("Copley") since January, 1982. He was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988. He has been active in real estate for 27 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

       Daniel J. Coughlin was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988 and a Director of Copley since July 1994. Mr. Coughlin has been active in financial management and control for 21 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of Copley. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

       Peter P. Twining is a Managing Director and General Counsel of Copley. As such, he is responsible for general legal oversight and policy with respect to Copley and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of Copley's legal operations. Before joining Copley in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

       Wesley M. Gardiner, Jr. joined Copley in 1990 and has been a Vice President at Copley since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at Copley has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by Copley whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

      Daniel C. Mackowiak has been a Vice President of Copley since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of Copley from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining Copley, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

       Mr. O'Connor is a director of Copley Properties, Inc., a Delaware corporation organized as a real estate investment trust which is listed for trading on the American Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

       (f) Involvement in Certain Legal Proceedings.
           ----------------------------------------

       None.

 Item 11.  Executive Compensation.
           ----------------------

       Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 7 of Notes to the Financial Statements.

       The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995. Cash distributions to General Partners include amounts distributed after year end with respect to 1995.

                                                              Amount of Compensation
Receiving Entity                    Type of Compensation        and Reimbursement
-------------------------------  ---------------------------  ----------------------

 Copley Real Estate Advisors,    Management Fees and
 Inc.                            Reimbursement of Expenses                  $233,661

 General Partners                Share of Distributable Cash                  21,833

 New England Securities          Servicing Fees and
 Corporation                     Reimbursement of Expenses                     3,193
                                                                            --------

                                 TOTAL                                      $258,687
                                                                            ========

       For the year ended December 31, 1995, the Partnership allocated $16,697 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management.
           ---------------------------------------------------------------

       (a) Security Ownership of Certain Beneficial Owners
           -----------------------------------------------

           No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

           Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

       (b) Security Ownership of Management.
           ---------------------------------

           The General Partners of the Partnership owned no Units at December 31, 1995.

       (c) Changes in Control.
           -------------------

           There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

 Item 13.   Certain Relationships and Related Transactions.
            -----------------------------------------------

       The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

 Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
           -------------------------------------------------------

       (a) The following documents are filed as part of this report:

           (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statement Index No. 2 and Financial Statement Index No. 3 are filed as part of this Annual Report.

           (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

           (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1995, the Partnership filed no Current Report on Form 8-K.

                        COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                    Page #
 Report of Independent
 Accountants.......................................................

 Financial Statements:

      Balance Sheet - December 31, 1995 and 1994...................

      Statement of Operations - For the Years Ended December 31,
      1995, 1994 and 1993..........................................

      Statement of Changes in Partners' Capital (Deficit) -
      For the Years Ended December 31, 1995, 1994 and 1993.........

      Statement of Cash Flows - For the Years Ended December 31,
      1995, 1994 and 1993..........................................

      Notes to Financial Statements................................

 Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation at
      December 31, 1995............................................

                       Report of Independent Accountants
                       ---------------------------------


 To the Partners

 COPLEY REALTY INCOME PARTNERS 1;
 A LIMITED PARTNERSHIP

 In our opinion, based upon our audits and the reports of other auditors, for the years ended December 31, 1995, 1994 and 1993, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of First Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Anaheim Distribution Center and Medlock Oaks joint venture investees for the years ended December 31, 1995, 1994 and 1993, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for these joint venture investees aggregated $490,643, $452,881 and $387,895 for the years ended December 31, 1995, 1994 and 1993, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Anaheim Distribution Center and Medlock Oaks for the years ended December 31, 1995, 1994 and 1993, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1995, 1994 and 1993 provide a reasonable basis for the opinion expressed above.

 As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for impaired long-lived assets and for long-lived assets to be disposed of effective January 1, 1995 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".



/s/ Price Waterhouse LLP

 Boston, Massachusetts
 March 11, 1996


COPLEY REALTY INCOME PARTNERS 1;
 A LIMITED PARTNERSHIP

 BALANCE SHEET

                                                    December 31,
                                             -------------------------
                                                 1995          1994
                                             -----------   -----------
 ASSETS

 Real estate investments:
   Property, net                             $13,441,466   $16,284,661
   Joint ventures                              8,971,192     9,326,690
                                             -----------   -----------
                                              22,412,658    25,611,351

 Cash and cash equivalents                       449,092     1,638,294
 Short-term investments                        1,465,991       299,205
 Deferred rent receivable                        558,730       721,961
                                             -----------   -----------

                                             $24,886,471   $28,270,811
                                             ===========   ===========

 LIABILITIES AND PARTNERS' CAPITAL

 Mortgage loan                               $ 4,238,857   $ 4,363,307
 Accounts payable                                276,581       274,141
 Accrued management fee                           51,820        60,456
                                             -----------   -----------
 Total liabilities                             4,567,258     4,697,904
                                             -----------   -----------

 Partners' capital (deficit):
     Limited partners ($ 1,000 per unit;
       100,000 units authorized, 34,581
       units issued and outstanding)          20,422,156    23,643,312
     General partners                           (102,943)      (70,405)
                                             -----------   -----------
 Total partners' capital                      20,319,213    23,572,907
                                             -----------   -----------

                                             $24,886,471   $28,270,811
                                             ===========   ===========




                (See accompanying notes to financial statements)


COPLEY REALTY INCOME PARTNERS 1;
 A LIMITED PARTNERSHIP

 STATEMENT OF OPERATIONS

                                                          Year ended December 31,
                                                   -------------------------------------
                                                       1995         1994         1993
                                                   -----------   ----------   ----------
 INVESTMENT ACTIVITY

 Property rentals                                  $ 2,264,643   $2,538,256   $2,533,180
 Depreciation and amortization                        (423,712)    (493,677)    (485,314)
 Interest and other expenses                          (461,163)    (466,395)    (452,840)
                                                   -----------   ----------   ----------
                                                     1,379,768    1,578,184    1,595,026

 Joint venture earnings                                490,643      452,881      387,895

 Investment valuation allowances                    (2,600,000)    (200,000)           -
                                                   -----------   ----------   ----------

    Total real estate operations                      (729,589)   1,831,065    1,982,921

 Interest on cash equivalents
    and short-term investments                         109,494       73,230       58,261
                                                   -----------   ----------   ----------

    Total investment activity                         (620,095)   1,904,295    2,041,182
                                                   -----------   ----------   ----------

 PORTFOLIO EXPENSES

 Management fee                                        215,915      241,825      228,870
 General and administrative                            147,214      131,246      133,292
                                                   -----------   ----------   ----------
                                                       363,129      373,071      362,162
                                                   -----------   ----------   ----------

 NET INCOME (LOSS)                                 $  (983,224)  $1,531,224   $1,679,020
                                                   ===========   ==========   ==========

 Net income (loss) per limited partnership unit        $(28.15)      $43.84   $    48.07
                                                   ===========   ==========   ==========

 Cash distributions per limited
    partnership unit                                    $65.00       $70.00   $    65.00
                                                   ===========   ==========   ==========

 Number of limited partnership units
    outstanding during the year                         34,581       34,581       34,581
                                                   ===========   ==========   ==========

                (See accompanying notes to financial statements)

 COPLEY REALTY INCOME PARTNERS 1;
 A LIMITED PARTNERSHIP

 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)




                                                          Year ended December 31,
                                 --------------------------------------------------------------------------
                                           1995                    1994                      1993
                                 ------------------------  -----------------------  -----------------------
                                  General      Limited      General     Limited      General     Limited
                                  Partners     Partners    Partners     Partners    Partners     Partners
                                 ----------  ------------  ---------  ------------  ---------  ------------


 Balance at beginning of year    $ (70,405)  $23,643,312   $(61,266)  $24,548,070   $(55,351)  $25,133,605

 Cash distributions                (22,706)   (2,247,764)   (24,451)   (2,420,670)   (22,705)   (2,247,765)

 Net income (loss)                  (9,832)     (973,392)    15,312     1,515,912     16,790     1,662,230
                                 ---------   -----------   --------   -----------   --------   -----------

 Balance at end of year          $(102,943)  $20,422,156   $(70,405)  $23,643,312   $(61,266)  $24,548,070
                                 =========   ===========   ========   ===========   ========   ===========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

                                                          STATEMENT OF CASH FLOWS
                                                           Year ended December 31,
                                                   ---------------------------------------
                                                       1995          1994          1993
                                                   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (983,224)  $ 1,531,224   $ 1,679,020
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization                       423,712       493,677       485,314
   Investment valuation allowances                   2,600,000       200,000             -
   Equity in joint venture net income                 (490,643)     (452,881)     (387,895)
   Cash distributions from joint
     ventures                                          813,600       691,428       755,048
   Increase in other net assets                       (168,853)            -             -
   Decrease in deferred rent
     receivable                                        145,390       122,719        18,711
   Increase (decrease) in operating liabilities         (6,197)       42,715       (24,932)
                                                   -----------   -----------   -----------
Net cash provided by operating activities            2,333,785     2,628,882     2,525,266
                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                -             -       (30,000)
 Investment in property                                      -       (10,567)     (137,177)
 Repayment of loan by joint venture                     20,878        17,192        15,409
 Decrease (increase) in short-term
    investments, net                                (1,148,945)      348,256       375,838
                                                   -----------   -----------   -----------
 Net cash provided by (used in)
      investing activities                          (1,128,067)      354,881       224,070
                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of mortgage loan                           (124,450)     (111,036)     (100,510)
 Distributions to partners                          (2,270,470)   (2,445,121)   (2,270,470)
                                                   -----------   -----------   -----------
 Net cash used in financing activities              (2,394,920)   (2,556,157)   (2,370,980)
                                                   -----------   -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                       (1,189,202)      427,606       378,356

Cash and cash equivalents:
  Beginning of year                                  1,638,294     1,210,688       832,332
                                                   -----------   -----------   -----------
  End of year                                      $   449,092   $ 1,638,294   $ 1,210,688
                                                   ===========   ===========   ===========

                (See accompanying notes to financial statements)

 COPLEY REALTY INCOME PARTNERS 1;
 A LIMITED PARTNERSHIP

 NOTES TO FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND BUSINESS
 ----------------------------------

 General
 -------

      Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in August 1986, and acquired the four real estate investments it currently owns prior to the end of 1987. The Partnership has intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the Managing General Partner expects to extend the investment period at least into 1998, since it is considered in the best interest of the limited partners.

      The Managing General Partner of the Partnership is First Income Corp., a wholly-owned subsidiary of Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of Copley and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by Copley pursuant to an advisory contract. Copley is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company ("The New England"), the parent of NEIC's predecessor, is NEIC's principal unitholder. In August 1995, The New England announced an agreement to merge (the "Merger") with Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995.

 Management
 ----------

      Copley, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Copley is also reimbursed for expenses incurred in connection with administering the Partnership ($17,746 in 1995, $6,270 in 1994, and $20,085 in 1993). Acquisition fees were based on 3% of the gross proceeds from the offering available for investment and paid at the time commitments were initially funded. Disposition fees are generally 3% of the selling price of property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

      New England Securities Corporation, a direct subsidiary of The New England, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,193, $4,468 and $3,510 in 1995, 1994 and 1993, respectively.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 ---------------------------------------------------

 Accounting Estimates
 --------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

 Real Estate Joint Ventures
 --------------------------

      Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of the property, after the elimination of all inter-entity transactions.

 Property
 --------

      Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets. The initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

      Tenant leases at the properties provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease term. At December 31, 1995 and 1994, accrued rental revenue amounted to $558,730 and $721,961, respectively.

 Capitalized Costs
 -----------------

      Maintenance and repair costs are expensed as incurred; significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

      Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying real property.

 Realizability of Real Estate Investments
 ----------------------------------------

      Effective January 1, 1995, with the Partnership's adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the carrying value of a real estate investment is reduced to its estimated fair market value, if the investment carrying value is determined not to be recoverable through expected undiscounted future cash flows. Further, if an impaired investment is being held for sale, the carrying value is also reduced for the estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of SFAS 121, the reduction in the investment carrying value was to estimated net realizable value. During 1994, the Managing General Partner determined that the carrying value of the Partnership's Medlock Oaks investment should be reduced by $200,000. During 1995, with the decision to sell the Zehntel property, the Managing General Partner determined that its net carrying value should be reduced by $2,600,000.

      The carrying value of an investment may be more or less than its current appraised value. At December 31, 1995, the appraised value of one of the Partnership's investments was approximately $1,400,000 greater than its carrying value. The carrying values of the remaining investments approximated their related appraised values. At December 31, 1994, the appraised value of one of the Partnership's investments exceeded its related carrying value by $1,300,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate $1,300,000.

      The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

 Cash Equivalents and Short-Term Investments
 -------------------------------------------

      Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

      The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1995 and 1994, all investments are in commercial paper with less than five months and one month, respectively, remaining to maturity.

 Income Taxes
 ------------

      A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

 Per Unit Computations
 ---------------------

      Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

 NOTE 3 - INVESTMENTS IN PROPERTY
 --------------------------------

      The following is a summary of the Partnership's two investments in property:

                                          December 31,
                                   --------------------------
                                       1995          1994
                                   ------------  ------------

 Land                              $ 7,973,584   $ 7,973,584
 Buildings and improvements         12,085,214    12,085,214
 Investment valuation allowance     (2,600,000)            -
 Other net assets                      156,818             -
 Accumulated depreciation           (4,174,150)   (3,774,137)
                                   -----------   -----------

        Net carrying value         $13,441,466   $16,284,661
                                   ===========   ===========


 Zehntel
 -------

      On September 11, 1986, the Partnership acquired two one-story research and development buildings and land located in Walnut Creek, California, subject to a first mortgage loan (See Note 5). The total net carrying value was $9,533,690 and $12,221,487 at December 31, 1995 and 1994, respectively. The buildings are being depreciated over 25 years. Both buildings were leased to a single tenant for a ten year term ending June 1996, and this tenant subsequently sub-leased one of the buildings. The sub-tenant has entered into a new six-year lease for the building it occupies, to commence upon expiration of the original lease. The original tenant has entered into a new lease for the other building for a term expiring in December 2000, with two five-year renewal options. The various leases provide for the lessee to pay substantially all operating expenses. In partial consideration for the original tenant's new lease, the Partnership agreed to a reduction in the annual rent for the remainder of the original lease term. Both new leases provide for periodic rent increases, either in fixed increments or based on Consumer Price Index "CPI" increases. Minimum annual rentals under non-cancelable leases are as follows: 1996 - $1,512,090; 1997 - $1,279,500; 1998 -
 $1,334,964; 1999 - $1,365,882; 2000 - $1,396,800; thereafter - $1,336,994.

      In the third quarter of 1995, with the decision to sell the property, the Managing General Partner determined that the Partnership would not likely recover the carrying value of this investment over the shortened investment period. Accordingly, the carrying value was reduced by $2,200,000 with a charge to operations. In February 1996, the Partnership entered into a contract to sell this property. The carrying value was further reduced by $400,000 as of the fourth quarter, with the refinement of the estimate based on the terms of the pending sale transaction. For the year ended December 31, 1995, Zehntel's operating results were as follows: revenues - $1,644,753; depreciation expense - $244,615; interest and other expenses - $443,890.

 United Exposition
 -----------------

      On October 28, 1987, the Partnership acquired two industrial buildings and land located in Las Vegas, Nevada. The total net carrying value was $3,907,776 and $4,063,174 at December 31, 1995 and 1994, respectively. The buildings are being depreciated over 17 and 31.5 years. The Partnership leased 100% of the space to a single tenant under an agreement which has a term of twelve years ending in October 1999 and an initial annual rental of $536,000, increasing every five years by 20%. Under the terms of the lease, the lessee is responsible for all property operating expenses.

 NOTE 4 - REAL ESTATE JOINT VENTURES
 -----------------------------------

      The Partnership has invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm. It made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to these ventures which have been accounted for as real estate investments due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

      The Partnership's venture partners are responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The respective real estate management/development firms, or their affiliates, also provide various services to the joint ventures for a fee.

      The following is a summary of cash invested in joint ventures, net of returns of capital or principal, and excluding investment acquisition fees:

                                                                   December 31,
                                Rate of       Ownership       ---------------------
Investment/Location         Return/Interest   Interest           1995       1994
                            ---------------  -----------      ---------- ----------

 Anaheim Distribution Center
   Anaheim, California          10.5%         61.6% (C)      $2,012,000  $2,012,000
                                11.0%               (L)      $2,670,331  $2,691,209
                                Prime               (L)      $  454,276  $  454,276

 Medlock Oaks
    Atlanta, Georgia            10.25%          57% (C)      $1,932,300  $1,932,300
                                10.25%              (L)      $4,850,094  $4,850,094

 (C) Capital contribution
 (L) Loan

 Anaheim Distribution Center
 ---------------------------

      On December 30, 1986, the Partnership entered into a joint venture with an affiliate of Davis Development to construct and operate an industrial facility located in Anaheim, California. The Partnership made a capital contribution of $2,000,000 which requires repayment on December 31, 1996. In addition, the Partnership made a construction/permanent mortgage loan to the venture of $2,750,000. Principal and interest became payable on a monthly basis, beginning in January 1991, based on a thirty-year amortization schedule with a balloon payment due at maturity on January 1, 1996. The Partnership subsequently committed to make a deficit loan to the venture of up to $477,000, as did its venture partner in an amount proportionate to its ownership interest. This loan bore interest at the prime rate, and the Partnership funded the amounts shown in the above summary. On June 4, 1993, the venture partner elected to no longer contribute its proportionate share of deficits. Therefore, the Partnership made an additional unmatched deficit loan in the amount of $12,000. As a result of the unmatched deficit loan, the venture partner's ownership interest was diluted from 40% to 38.4%, and the Partnership's share increased to 61.6%. Effective January 1, 1996, all assets and obligations of the joint venture were transferred to the Partnership, and the property became a wholly-owned investment.

      The aggregate minimum rents under non-cancelable leases are $410,035 and $159,419 in l996 and 1997, respectively.

 Medlock Oaks
 ------------

      On December 4, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of Hill Properties, Ltd., to construct and operate five warehouse and service center buildings. The Partnership made a capital contribution of $1,932,300 to the venture. In addition, the Partnership committed to make a construction/ permanent mortgage loan to the venture of up to $4,964,700, which matures on December 4, 1997. Interest is payable monthly.

      On September 3, 1991, ownership of the investment was restructured as a result of the development/management firm's decision not to contribute its required proportionate share of capital to fund operating deficits at the property. Its ownership interest was assigned pro rata to the Partnership and its affiliate. As a result, the Partnership's ownership interest increased from 38.19% to 57%.

      The Managing General Partner determined in 1994 that the carrying value of this investment should be reduced to its net realizable value. Accordingly, the carrying value was reduced by $200,000 with a charge to operations.

      The aggregate minimum rents due to the venture under non-cancelable leases are $942,452, $805,640, $550,449, $168,271 and $69,210 in 1996 through 2000, respectively.

 Summarized Financial Information
 --------------------------------

      The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                            Assets and Liabilities
                       ---------------------------------

                                                      December 31,
                                                ------------------------
                                                    1995         1994
                                                -----------  -----------
Assets
  Real property, at cost less
   accumulated depreciation
   of $3,469,239 and $2,988,063                 $11,520,507  $11,944,203
 Other                                              352,804      446,568
                                                -----------  -----------
                                                 11,873,311   12,390,771

Liabilities                                         104,215      159,604
                                                -----------  -----------

  Net assets                                    $11,769,096  $12,231,167
                                                ===========  ===========

                             Results of Operations
                       ---------------------------------

                                          Year ended December 31,
                                   -------------------------------------
                                      1995          1994         1993
                                   ----------   -----------  -----------
Revenue
  Rental income                    $1,571,560   $ 1,524,741  $ 1,445,432
  Other                               110,184       113,514       72,475
                                   ----------   -----------  -----------
                                    1,681,744     1,638,255    1,517,907
                                   ----------   -----------  -----------

Expenses
  Depreciation and amortization       579,916       595,450      602,670
  Operating expenses                  409,923       365,800      358,741
                                   ----------   -----------  -----------
                                      989,839       961,250      961,411
                                   ----------   -----------  -----------
Net income                         $  691,905   $   677,005  $   556,496
                                   ==========   ===========  ===========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

 NOTE 5- MORTGAGE LOAN
 ---------------------

      The mortgage loan bears interest at the rate of 10% per annum and is secured by the Partnership's Zehntel property (See Note 3). The loan matured on October 1, 1995, at which time a six-month extension was granted by the lender until April 1, 1996 under the same terms. A balloon payment of $4,215,073 is due at maturity. The Partnership expects that the property will be sold in the near term, and that the loan will be repaid with a portion of the proceeds. In addition to the balloon payment, scheduled principal payments are $22,816 in 1996. Interest of $428,900, $442,315 and $452,840 was paid in
 1995, 1994 and 1993, respectively. The estimated market rate for a loan with similar risk and maturity was 8.0% at December 31, 1995; however, because of the short period this loan will be outstanding, its estimated fair value approximates its carrying value.

 NOTE 6 - INCOME TAXES
 ---------------------

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                        Year ended December 31,
                                                 -------------------------------------
                                                     1995        1994          1993
                                                 -----------  -----------  -----------
 Net income (loss) per financial
   statements                                    $ (983,224)  $1,531,224    $1,679,020
 Timing differences:
   Property rentals                                 303,432       48,406        (3,804)
   Joint venture earnings                          (153,412)     (58,493)        6,490
   Expenses                                           3,978        3,978         7,694
   Depreciation method                             (101,083)     (19,083)      (25,560)
   Valuation allowance                            2,600,000      200,000             -
                                                 ----------   ----------    ----------

 Taxable income                                  $1,669,691   $1,706,032    $1,663,840
                                                 ==========   ==========    ==========

 NOTE 7 - PARTNERS' CAPITAL
 --------------------------

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds will be allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

 NOTE 8 - SUBSEQUENT EVENT
 -------------------------

      Distributions of cash from operations relating to the quarter ended December 31, 1995 were made on January 25, 1996 in the aggregate amount of $523,955 ($15.00 per limited partnership unit).

                       COPLEY REALTY INCOME PARTNERS I;
                            A LIMITED PARTNERSHIP
                                SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AT DECEMBER 31, 1995

                                            Initial Cost to           Costs Capitalized
                                            the Partnership             Subsequent to              Gross amount at which
                                                                         Acquisition             Carried at Close of Period
                                   --------------------------------  --------------------- --------------------------------------
                                                                                                                    Investment
                                   Encum -             Buildings &   Improve -   Carrying              Buildings &   Valuation
Description                        brances    Land     Improvements    ments       Costs      Land    Improvements   Allowance
-----------                        ------- ----------- ------------  ---------- ---------- ---------- ------------  -------------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                 Note A  $6,777,729   $7,956,466      304,562     --     $6,777,729  $8,261,028    ($2,600,000)
                                    and B
Two one-story concrete
industrial buildings and one
cooler/freezer building            Note B  $1,195,749   $3,980,657          347     --     $1,195,855  $3,981,004             $0
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.

                                   ----------------------------------------------------------------------------------------------
            Total wholly owned             $7,973,478  $11,937,123     $304,909            $7,973,584 $12,242,032    ($2,600,000)
                                   ==============================================================================================

61.6% interest in
East Anaheim Distribution
Center Associates. Owners
of a warehouse                     --------------------See Note C  ---------------------------------------------
(106,232 square feet) situated
on 4.9 acres of land in
Anaheim, California.

57% interest in Medlock Oaks
Associates. Owners of five         --------------------See Note C  ---------------------------------------------
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.



                                   _____________________________________________________________________________
Total real estate joint ventures
                                   =============================================================================



                       COPLEY REALTY INCOME PARTNERS I;
                             A LIMITED PARTNERSHIP
                                 SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AT DECEMBER 31, 1995

                                                       Accumulated       Date of        Date      Depreciable
Description                               Total        Depreciation    Construction   Acquired        Life
-----------                            ------------   --------------   ------------   ---------   ------------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                     $12,438,757     $2,905,067      1978 & 1980    09/11/86       25 Yrs

Two one-story concrete
industrial buildings and one
cooler/freezer building                 $5,176,859     $1,269,083      1964 & 1986    10/29/87    17 & 31.5 Yr
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.

                                       -----------------------------------------------------------------------
            Total wholly owned         $17,615,616     $4,174,150
                                       ==========================                     ========================

61.6% interest in
East Anaheim Distribution
Center Associates. Owners
of a warehouse
(106,232 square feet) situated
on 4.9 acres of land in                $ 3,763,820         N/A             1987       12/30/86       30 Yrs
Anaheim, California.

57% interest in Medlock Oaks
Associates. Owners of five
warehouse and service center                                           Phase I -1987
buildings (173,916 square feet)        $ 5,207,372         N/A         Phase II-1990  12/4/87     30 / 15 Yrs
situated on 14.9 acres of land
in Atlanta, Georgia.




Total real estate joint ventures
                                       _______________________________________________________________________
                                       $8,971,192
                                       =======================================================================


Note: (A) First mortgage with principal balance of $4,238,857 at December 31, 1995 is held by John Hancock Mutual Life Ins. Co.

                       COPLEY REALTY INCOME PARTNERS  I
                         ----------------------------
                          NOTE  B  TO SCHEDULE   III



Reconciliation of Real                                                    1995                          ACCUMULATED
Estate Owned                             1995            1995          INVESTMENT                      DEPRECIATION        1995
                          BALANCE     CAPITALIZED       OTHER           VALUATION        BALANCE          BALANCE       DEPRECIATION
DESCRIPTION             AT  12/31/94  IMPROVEMENTS    NET  ASSETS       ALLOWANCE     AT  12/31/95     AT  12/31/94       EXPENSE
------------            ---------------------------------------------------------------------------   ------------------------------
Walnut Creek,
 California             $14,881,939           $0          $156,818     ($2,600,000)    $12,438,757        $2,660,452      $244,615

Las Vegas, Nevada         5,176,859            0                 0               0       5,176,859         1,113,685       155,398
                        ---------------------------------------------------------------------------   ------------------------------
                        $20,058,798           $0          $156,818     ($2,600,000)    $17,615,616        $3,774,137      $400,013
                        ===========================================================================   ==============================

Reconciliation of Real          ACCUMULATED
Estate Owned                    DEPRECIATION
                                  BALANCE        BALANCE (NET)
DESCRIPTION                      AT 12/31/95      AT 12/31/95
------------                   ---------------   -------------

Walnut Creek, California       $   $2,905,067    $ 9,533,690

Las Vegas, Nevada                  $1,269,083      3,907,776
                               ---------------   -----------
                               $   $4,174,150    $13,441,466
                               ===============   ===========





                          NOTE  C  TO SCHEDULE   III

                                                                                1995
                                                1995            1995         AMORTIZATION     1995
              PERCENT OF          BALANCE     CASH INVESTMENT   EQUITY IN    OF ACQUISITION  REPAYMENT
DESCRIPTION   OWNERSHIP         AT  12/31/94  IN JOINT VENTURE INCOME (LOSS)      FEES       OF LOAN
------------  ----------        ------------  ---------------- ------------- --------------- ----------
East Anaheim       61.6%        $3,928,424           $0          $250,312        ($3,960)    ($20,878)
Distribution
Center
Associates

Medlock Oaks        57%          5,398,266            0           240,331         (7,703)           0
Associates
                              ------------  -----------   ---------------  -------------  ----------
                                $9,326,690           $0          $490,643       ($11,663)    ($20,878)
                              ============  ===========   ===============  =============  ==========

                          1995 CASH         1995
                         DISTRIBUTIONS   INVESTMENT
                            FROM          VALUATION      BALANCE
                         JOINT VENTURE    ALLOWANCE    AT  12/31/95
                         --------------- -----------   ------------
East Anaheim               ($390,078)           $0     $3,763,820
Distribution
Center
Associates

Medlock Oaks                (423,522)            0      5,207,372
Associates
                        ------------   -----------   ------------
                           ($813,600)           $0     $8,971,192
                        ============   ===========   ============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                        Report and Financial Statements

                of East Anaheim Distribution Center Associates

                                                                          Page #

Independent Auditor's Report of E & Y/Kenneth Leventhal.................

Balance Sheet - December 31, 1995 and 1994..............................

Statement of Operations - For the Years Ended
 December 31, 1995, 1994 and 1993.......................................

Statement of Partners' Equity For the Years Ended
 December 31, 1995, 1994 and 1993.......................................

Statement of Cash Flows - For the Years Ended
 December 31, 1995, 1994 and 1993.......................................

Notes to Financial Statements...........................................

[LOGO] ERNST & YOUNG LLP


                       [LETTERHEAD OF ERNST & YOUNG LLP]


                         Report of Independent Auditors



To the Partners
East Anaheim Distribution Center Associates

We have audited the accompanying balance sheets of East Anaheim Distribution Center Associates (the "Partnership"), a California general partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Anaheim Distribution Center Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

On January 1, 1996, in consideration of Copley Realty Income Partners I ("CRIP") releasing Davis Anaheim Distribution Center Associates (the "Developer") from all claims it may have against the Developer pursuant to the terms of the Partnership Agreement and loan documents relating to the note payable to partner, CRIP and the Developer caused the Partnership to transfer all Partnership assets and obligations to CRIP. Under the terms of the Partnership Agreement, the disposition constitutes an event of dissolution and, accordingly, CRIP and the Developer intend to dissolve the Partnership during 1996. The

[LOGO] ERNST & YOUNG LLP


To the Partners
East Anaheim Distribution Center Associates

accompanying financial statements do not include any adjustments which resulted from the January 1996 transfer or which may result from the Partnership's dissolution.



                                                           /s/ ERNST & YOUNG LLP



January 19, 1996

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                       (a California general partnership)

                                 Balance Sheets

                           December 31, 1995 and 1994

                                                                1995          1994
                                                             ----------    ----------
ASSETS
Cash                                                         $   49,091    $   86,250
Accounts receivable                                                   -         2,474

Industrial real estate, less accumulated depreciation of
$1,208,342 (1995) and $1,087,953 (1994) (Notes 3 and 7)       3,646,224     3,766,613
Other assets, less accumulated amortization of
$63,258 (1995) and $102,044 (1994)                               33,138        57,314
                                                             ----------    ----------
                                                             $3,728,453    $3,912,651
                                                             ==========    ==========
LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities                     $  343,632    $  312,860
Notes payable to partners (Notes 4 and 7)                     3,415,457     3,436,335
Tenant deposits                                                  35,179        35,319
                                                             ----------    ----------
                                                              3,794,268     3,784,514
Commitments and contingencies (Note 5)
Partners' equity (deficit)                                      (65,815)      128,137
                                                             ----------    ----------
                                                             $3,728,453    $3,912,651
                                                             ==========    ==========

See report of independent auditors and accompanying notes.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                       (a California general partnership)

                            Statements of Operations

              For the Years Ended December 31, 1995, 1994 and 1993

                                             1995         1994         1993
                                           ---------    ---------    ---------

REVENUES
Rental income                              $ 469,666    $ 437,045    $ 420,364
Other income                                       -        2,253        4,286
Interest income                                1,846        1,854          515
                                           ---------    ---------    ---------
                                             471,512      441,152      425,165
                                           ---------    ---------    ---------
COSTS AND EXPENSES
Rental and operating expenses (Note 6)        80,093       81,871       56,911
Interest expense (Note 6)                    360,772      350,095      342,959
Depreciation and amortization (Note 2)       154,099      190,030      190,383
                                           ---------    ---------    ---------
                                             594,964      621,996      590,253
                                           ---------    ---------    ---------
NET LOSS                                   $(123,452)   $(180,844)   $(165,088)
                                           =========    =========    =========

See report of independent auditors and accompanying notes.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                       (a California general partnership)

                    Statements of Partners' Equity (Deficit)

              For the Years Ended December 31, 1995, 1994 and 1993

                                                  Davis
                                                 Anaheim        Total
                                   Copley      Distribution   Partners'
                               Realty Income      Center       Equity
                                 Partners I     Associates    (Deficit)
                               -------------   ------------   ---------
BALANCE - December 31, 1992        $ 462,059       $ 10       $ 462,069
Contributions                         12,000          -          12,000
Net loss                            (165,088)         -        (165,088)
                                   ---------       ----       ---------
BALANCE - December 31, 1993          308,971         10         308,981
Net loss                            (180,844)         -        (180,844)
                                   ---------       ----       ---------
BALANCE - December 31, 1994          128,127         10         128,137
Distributions                        (70,500)         -         (70,500)
Net loss                            (123,452)         -        (123,452)
                                   ---------       ----       ---------

BALANCE - December 31, 1995        $ (65,825)      $ 10       $ (65,815)
                                   =========       ====       =========

See report of independent auditors and accompanying notes.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                          1995         1994         1993
                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(123,452)   $(180,844)   $(165,088)
Adjustments to reconcile net loss to net cash
  provided by operating activities
    Depreciation and amortization                          154,099      190,030      190,383
    Decrease (increase) in accounts receivable              2,474       24,160      (13,963)
    Increase in other assets                               (9,534)     (19,826)     (17,524)
    Increase in accounts payable and accrued
      liabilities                                          30,772       51,579       41,699
Decrease in tenant deposits                                  (140)         (52)      (7,798)
                                                        ---------    ---------    ---------
Net cash provided by operating activities                  54,219       65,047       27,709

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on industrial real estate                  -       (1,962)      (2,595)
                                                        ---------    ---------    ---------
Net cash used in investing activities                           -       (1,962)      (2,595)


CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (repayment) of notes payable to partners        (20,878)     (17,192)       2,591
Capital contributions (distributions) to partners         (70,500)           -       12,000
                                                        ---------    ---------    ---------
Net cash (used in) provided by financing activities       (91,378)     (17,192)      14,591

NET (DECREASE) INCREASE IN CASH                           (37,159)      45,893       39,705

CASH - beginning of year                                   86,250       40,357          652
                                                        ---------    ---------    ---------
CASH - end of year                                      $  49,091    $  86,250    $  40,357
                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                  $ 319,578    $ 297,074    $ 298,857
                                                        =========    =========    =========

See report of independent auditors and accompanying notes.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                       (a California general partnership)

                         Notes to Financial Statements

                        December 31, 1995, 1994 and 1993


1. ORGANIZATION

East Anaheim Distribution Center Associates (the "Partnership") is a California general partnership established December 31, 1986 between Copley Realty Income Partners I ("CRIP"), a Massachusetts limited partnership, and Davis Anaheim Distribution Center Associates (the "Developer"), a California general partnership. The purpose of the Partnership is to acquire and operate the Partnership property consisting of industrial real estate located in Anaheim, California.

During 1993, the Partnership requested deficit funding from the partners for interim operating needs exclusive of preferred returns to partners. The funding was provided entirely by CRIP. As a result, the Developer's ownership interest was diluted in accordance with the terms of the Partnership Agreement.
Ownership interests were as follows:


Period Covered                     CRIP   Developer
--------------                     ----------------

Prior to June 1993:                  60%         40%


June 1993 - December 1995:         61.6%       38.4%


Profits from operations are allocated first to CRIP to the extent of preferred return previously distributed and to the extent profits have not been previously allocated on account thereof; and thereafter, in proportion to Partnership interest. Losses from operations are allocated 100% to CRIP. Profits and losses other than from operations are allocated according to the Partnership Agreement.

CRIP is entitled to a preferred return on its unrecovered capital contribution of 10% per annum payable on a monthly basis. CRIP is entitled to an additional 0.5% per annum cumulative preferential return on its capital contribution, payable as cash is available. At December 31, 1995 and 1994, CRIP's unrecovered capital contributions totaled $2,012,000 and the accumulated unpaid preferred return was $851,004 and $633,990, respectively.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                      (a California general partnership)

                   Notes to Financial Statements (continued)


1. ORGANIZATION (continued)

On January 1, 1996, in consideration of CRIP releasing the Developer from all claims it may have against the Developer pursuant to the terms of the Partnership Agreement and loan documents relating to the note payable to partner, CRIP and the Developer caused the Partnership to transfer all Partnership assets and obligations to CRIP (Note 7).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Industrial Real Estate

Industrial real estate is stated at cost and includes the cost of land, building, tenant improvements and capitalized carrying costs. Expenditures for renewals and betterments are capitalized; maintenance and repair costs are expensed as incurred.

Income Taxes

No provision for income taxes or income tax benefits has been included in the financial statements, as Partnership income or loss is reportable by the partners on their respective tax returns.

Other Assets

Other assets consist principally of prepaid insurance, lease commissions, and finance fees and commissions.

Rental Income

Rental income is recorded on a straight-line basis over the lease term. As a result, a deferred rent receivable is created as rental income is recognized during the free rent period of a lease. The deferred rent receivable is reduced in future periods by the excess of cash rents received over economic accrual rents recognized. There were no deferred rents receivables at December 31, 1995 and 1994.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                      (a California general partnership)

                   Notes to Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation and Amortization

Depreciation and amortization is computed using the straight-line method over the assets' useful life. For the years ended December 31, 1995, 1994 and 1993, depreciation and amortization consisted of:


                           Useful
                            Life         1995       1994       1993
                        --------------  --------   --------   --------
Industrial buildings    30 years        $ 88,970   $ 88,670   $ 88,670
Tenant improvements     7 years           31,419     74,288     73,996
Lease commissions       life of lease     26,168     19,530     20,175
Finance fees            term of loan       7,542      7,542      7,542
                                        --------   --------   --------
                                        $154,099   $190,030   $190,383
                                        ========   ========   ========


3. INDUSTRIAL REAL ESTATE

Industrial real estate consists of one building located in Anaheim, California which contains approximately 106,000 square feet of leasable space. It is suitable for distribution, manufacturing and warehousing.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                      (a California general partnership)

                   Notes to Financial Statements (continued)


3. INDUSTRIAL REAL ESTATE (continued)

The cost of industrial real estate at December 31 consists of the following:

                                                       1995          1994
                                                   -----------   -----------
Land                                               $ 1,662,131   $ 1,662,131
Building                                             2,660,115     2,660,115
Tenant improvements                                    532,320       532,320
                                                   -----------   -----------
                                                     4,854,566     4,854,566
Less accumulated depreciation                       (1,208,342)   (1,087,953)
                                                   -----------   -----------

                                                   $ 3,646,224   $ 3,766,613
                                                   ===========   ===========

4. NOTES PAYABLE TO PARTNERS

Notes payable to partners at December 31 consist of the following:

                                                                          1995          1994
                                                                      -----------   -----------
Loan payable to CRIP, secured by industrial real estate
held for investment, interest at 11%, payable in
 monthly principal and interest payments of $26,189
 through January 1, 1996, with a balloon payment of
 $2,672,027 (Note 7)                                                  $ 2,670,331   $ 2,691,209
Unsecured note payable to CRIP, interest at prime rate,
due on demand                                                             454,276       454,276
Unsecured note payable to the Developer, interest at
prime rate, due on demand                                                 290,850       290,850
                                                                      -----------   -----------
                                                                      $ 3,415,457   $ 3,436,335
                                                                      ===========   ===========

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                      (a California general partnership)

                   Notes to Financial Statements (continued)


4. NOTES PAYABLE TO PARTNERS (continued)

Unsecured notes payable to partners and related accrued interest are to be repaid from and only to the extent of available cash flow of the Partnership, after payment of preferred returns to partners. The prime rate at December 31, 1995 and 1994 was 8.5% and 8.5%, respectively.

5. COMMITMENTS AND CONTINGENCIES

At December 31, 1995, the Partnership had leased the entire property under noncancelable operating leases having terms ranging from approximately three to five years.

Future minimum rentals exclusive of property tax, insurance and operating expense reimbursements to be received under these noncancelable operating leases for years ending December 31 are as follows:

     1996                                            $410,035
     1997                                             159,419
                                                     --------
                                                     $569,454
                                                     ========

6. RELATED PARTY TRANSACTIONS

Davis Partners, an affiliate of the Developer, is the property manager for the industrial real estate and receives management fees equal to 3% of rental income received. Management fees of $14,064, $13,349 and $11,313 were incurred and paid during the years ended December 31, 1995, 1994 and 1993, respectively.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                      (a California general partnership)

                   Notes to Financial Statements (continued)


6. RELATED PARTY TRANSACTIONS (continued)

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense and paid interest to partners as follows:


                       1995       1994       1993
                     --------   --------   --------
CRIP
Interest expense     $335,095   $329,238   $325,514
Interest paid        $319,578   $297,074   $298,857


The Developer
Interest expense     $ 25,677   $ 20,857   $ 17,445



No interest was paid to Davis Partners in 1995, 1994 and 1993.

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred lease commission costs of $0, $8,824 and $0, respectively, which were paid to Davis Partners.

Accounts payable and accrued liabilities include interest of $196,002 and $180,485 payable to CRIP as of December 31, 1995 and 1994, respectively, and $128,411 and $102,734 payable to Davis Partners as of December 31, 1995 and 1994, respectively.

7. SUBSEQUENT EVENT

On January 1, 1996, in consideration of CRIP releasing the Developer from all claims it may have against the Developer pursuant to the terms of the Partnership Agreement and loan documents relating to the note payable to partner, CRIP and the Developer caused the Partnership to transfer all Partnership assets and obligations to CRIP.

                  EAST ANAHEIM DISTRIBUTION CENTER ASSOCIATES
                      (a California general partnership)

                   Notes to Financial Statements (continued)


7. SUBSEQUENT EVENT  (continued)

Under the terms of the Partnership Agreement, the disposition constitutes an event of dissolution and, accordingly, CRIP and the Developer intend to dissolve the Partnership during 1996. The accompanying financial statements do not include any adjustments which resulted from the January 1996 transfer or which may result from the Partnership's dissolution.

As a result of the transfer, the Partnership will realize a gain on extinguishment of nonrecourse indebtedness in 1996 as follows:


Unpaid principal of permanent loans settled                       $3,415,457
Accrued unpaid interest                                              324,413
                                                                  ----------

Permanent loans extinguished                                       3,739,870

Other liabilities assumed by CRIP, including accounts payable
and security deposits                                                 54,398
                                                                  ----------

Total loans extinguished and liabilities assumed                   3,794,268

Cost of buildings and other assets transferred                     3,728,453
                                                                  ----------

Gain on extinguishment of nonrecourse indebtedness                $   65,815
                                                                  ==========

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

                   Auditor's Report and Financial Statements

                          of Medlock Oaks Associates

                                                                          Page #

Independent Auditor's Report of Habif, Arogeti and Wynne, P.C...........

Balance Sheet - December 31, 1995 and 1994..............................

Statement of Operations - For the Years Ended
 December 31, 1995, 1994 and 1993.......................................

Statement of Changes in Venturer's Equity (Deficit) For the Years
 Ended December 31, 1995, 1994 and 1993.................................

Statement of Cash Flows - For the Years Ended
 December 31, 1995, 1994 and 1993.......................................

Notes to Financial Statements...........................................

                       [LETTERHEAD OF HABIF, AROGETI & WYNNE, P.C.]
                       ============================================
                                       Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT



     To the Venturers of
     Medlock Oaks Associates



     We have audited the accompanying balance sheets of MEDLOCK OAKS ASSOCIATES [a joint venture] as of December 31, 1995 and 1994 and the related statements of operations, changes in venturers' equity [deficit], and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDLOCK OAKS ASSOCIATES as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.


                                        /s/ Habif, Arogeti & Wynne, P.C.

     Atlanta, Georgia

     January 18, 1996

                            MEDLOCK OAKS ASSOCIATES
                                 BALANCE SHEETS
                                  DECEMBER 31,



                                     ASSETS
                                     ------


                                                       1 9 9 5       1 9 9 4
                                                     -----------   -----------
Property, at cost, pledged as collateral
  Land                                               $ 2,083,500   $ 2,083,500
  Buildings and improvements                           5,762,432     5,753,786
  Tenant improvements                                  3,085,687     3,036,853
                                                     -----------   -----------
                                                      10,931,619    10,874,139
     Allowance for depreciation                      [ 2,539,128]  [ 2,139,493]
                                                     -----------   -----------
                                                       8,392,491     8,734,646
                                                     -----------   -----------

Cash                                                     103,194        94,479
----                                                 -----------   -----------

Other assets
------------
  Receivables, net of allowance for doubtful
     accounts of $17,000 and $12,000                      84,391        99,217
  Prepaid expenses                                           -0-         2,400
  Deferred lease commissions, net of accumulated
     amortization of $292,868 and $149,545                82,990       104,434
                                                     -----------   -----------

                                                         167,381       206,051
                                                     -----------   -----------

                                                     $ 8,663,066   $ 9,035,176
                                                     ===========   ===========

                       LIABILITIES AND VENTURERS' DEFICIT
                       ----------------------------------


Liabilities
-----------
  Accounts payable and accrued expenses    $      2,267  $     29,439
  Notes payable                               8,508,937     8,508,937
  Guaranteed payments to venturer             1,824,244     1,476,769
  Prepaid rent                                      -0-         9,593
  Security deposits                              47,550        55,612
  Accrued interest payable                    1,662,684     1,318,912
                                             ----------    ----------

                                             12,045,682    11,399,262
                                             ----------    ----------

Venturers' deficit
------------------
  Copley Realty Income Partners 1           [ 1,928,093]  [ 1,347,531]
  Copley Realty Income Partners 2           [ 1,454,523]  [ 1,016,555]
                                             ----------    ----------
                                            [ 3,382,616]  [ 2,364,086]
                                             ----------    ----------
                                           $  8,663,066  $  9,035,176
                                             ==========    ==========

                  See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,




                                 1 9 9 5      1 9 9 4      1 9 9 3
                              ----------   ----------   ----------
Revenues
--------
  Rental                      $1,101,894   $1,087,696   $1,025,068
  Other                          104,650      105,351       64,019
                              ----------   ----------   ----------

                               1,206,544    1,193,047    1,089,087
                              ----------   ----------   ----------


Expenses
--------
  Amortization                    45,634       51,428       76,409
  Bad debts                        5,000       13,624       31,683
  Depreciation                   419,031      392,840      374,729
  General operating               44,650       41,342       41,191
  Insurance                        4,440        4,489        4,461
  Landscaping and grounds         24,867       14,475       14,400
  Management fees                 36,075       36,225       36,289
  Professional fees               16,143       12,992       16,642
  Property taxes                  87,665       87,665       83,287
  Repairs and maintenance         25,928       20,767       34,001
  Utilities                       43,270       52,350       39,876
                              ----------   ----------   ----------

                                 752,703      728,197      752,968
                              ----------   ----------   ----------


Income from operations           453,841     464,850       336,119
                              ----------   ----------   ----------



Other income [expense]
----------------------
  Loss on abandonment of tenant
     improvements                   [41,792]              -0-           -0-
  Interest income                     3,688            4,056         3,655
  Interest expense               [1,086,792]      [1,032,237]   [  983,003]
                                  ---------        ---------     ---------
                                 [1,124,896]      [1,028,181]   [  979,348]
                                  ---------        ---------     ---------
     Net loss                   $[  671,055]     $[  563,331]  $[  643,229]
                                  =========        =========     =========

                  See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
              STATEMENTS OF CHANGES IN VENTURERS' EQUITY [DEFICIT]
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993




                                Copley        Copley
                                Realty        Realty
                                Income        Income
                              Partners 1    Partners 2      Total
                             ------------  ------------  ------------

Balances, January 1, 1993    $[  263,669]  $[  198,907]  $[  462,576]
  Net loss                    [  366,641]   [  276,588]   [  643,229]
  Guaranteed payments         [  198,061]   [  149,414]   [  347,475]
                               ---------     ---------     ---------

Balances, December 31, 1993   [  828,371]   [  624,909]   [1,453,280]
  Net loss                    [  321,099]   [  242,232]   [  563,331]
  Guaranteed payments         [  198,061]   [  149,414]   [  347,475]
                               ---------     ---------     ---------


Balances, December 31, 1994   [1,347,531]   [1,016,555]   [2,364,086]
  Net loss                    [  382,501]   [  288,554]   [  671,055]
  Guaranteed payments         [  198,061]   [  149,414]   [  347,475]
                               ---------     ---------     ---------


Balances, December 31, 1995  $[1,928,093]  $[1,454,523]  $[3,382,616]
                               =========     =========     =========

                  See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                          Increase [Decrease] In Cash


                                          1 9 9 5    1 9 9 4    1 9 9 3
                                         ---------  ---------  ---------
Cash flows from operating activities
------------------------------------
 Net loss                                $[671,055]  $[563,331]  $[643,229]
                                           -------     -------     -------
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities
   Depreciation and amortization           464,665     444,267     451,138
   Provision for allowance for
     doubtful accounts                       5,000    [  5,500]   [  3,419]
   Loss on abandonment of tenant
    improvements                            41,792         -0-         -0-
   Changes in assets and liabilities
     Decrease in receivables                 9,826      82,407     119,015
     Decrease [Increase] in prepaid
      expenses                               2,400   [    312]    [  1,292]
     Increase in deferred lease
      commissions                        [ 24,190]   [ 29,373]    [ 85,529]
     Increase [Decrease] in accounts
      payable and accrued expense        [ 27,171]   [164,553]     193,991
     Decrease in prepaid rent            [  9,593]   [ 33,693]    [  8,693]
     Increase [Decrease] in
      security deposits                  [  8,062]   [  4,582]       4,076
     Increase in accrued interest          343,772     340,390     182,668
                                           -------     -------     -------

      Total adjustments                    798,439     629,051     851,955
                                           -------     -------     -------

       Net cash provided by
        operating activities               127,384      65,720     208,726
                                           -------     -------     -------


Cash flows from investing activities
------------------------------------
 Acquisition of property                  [118,669]   [ 45,551]   [297,286]
                                           -------     -------     -------


       Net increase [decrease] in cash       8,715      20,169    [ 88,560]
       -------------------------------


Cash, beginning of year                     94,479      74,310      162,870
                                            ------      ------      -------


   Cash, end of year                     $ 103,194   $  94,479    $  74,310
                                           =======      ======       ======


                  See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                      STATEMENTS OF CASH FLOWS [CONTINUED]
                        FOR THE YEARS ENDED DECEMBER 31,



                                     1 9 9 5       1 9 9 4       1 9 9 3
                                    ---------     ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH
--------------------------------
 FLOW INFORMATION
 ----------------

 Cash paid during the years for

   Interest                          $743,020     $691,847      $800,334



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
--------------------------------------------------------

Increases in accrued guaranteed payments of $347,475 are reflected as reduction in venturers' equity for the years ended December 31, 1993, 1994, and 1995.

During 1995, $188,956 of fully amortized deferred leasing commissions were retired.



                  See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994, AND 1993



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

  Terms of the Joint Venture Agreement:
  ------------------------------------

  MEDLOCK OAKS ASSOCIATES, a Georgia joint venture, was formed December 4, 1987 under an agreement between Copley Realty Income Partners 1 and 2 [CRIP 1 and CRIP 2], two Massachusetts limited partnerships, and Hill Limited #10 [Hill], a Georgia limited partnership, with initial ownership interests of 34.2%, 25.8% and 40%, respectively. Effective January 1, 1990, the respective interests of the Venturers were: CRIP 1 -38.19%; CRIP 2 - 28.81%; and Hill - 33%. On September 3, 1991, the Joint Venture entered into an agreement for the transfer and assignment of Hill's 33% Joint Venture interest to CRIP 1 and CRIP 2. Upon execution of the agreement, CRIP 1 and CRIP 2's partnership interests increased to 57% and 43%, respectively. Under this agreement, Hill has no rights or entitlements to any future allocations and distributions or to any amounts accrued as of the date of the transfer.

  The purpose of the Venture is to own and operate Medlock Oaks Business Center located in Gwinnett County, Georgia. The Project consists of two phases. Phase I consists of three office/warehouse buildings with approximately 114,900 rentable square feet and was completed in December 1987. Phase II consists of two office/warehouse buildings with approximately 60,200 rentable square feet and was completed in May 1990.

  CRIP 1 and CRIP 2 initially contributed $1,932,300 and $1,457,700 to the Joint Venture. Except as provided in the Joint Venture Agreement, the Venturers will not be required to make any further capital contributions.

  The operating cash flow, as defined in the Joint Venture Agreement, must be distributed in the following order of priority:

   - To CRIP 1 and 2, pro rata, based on their respective amounts of invested capital, in payment of any monthly guaranteed payments.

   - To CRIP 1 and 2, pro rata, based on their respective amounts of invested capital, in payment of any outstanding accrued monthly guaranteed payments.

   - To the Venturers in payment of their default priority returns.

   - To the Venturers in payment of their deficit preferred returns.

   - To the Venturers in accordance with their respective interests.

                            MEDLOCK OAKS ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                       DECEMBER 31, 1995, 1994, AND 1993



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  [Continued]
    ------------------------------------------

  Capitalization:
  --------------

  All costs related to planning, development, and construction of the buildings have been capitalized as construction costs. Costs incurred to form the Joint Venture, obtain financing, and promote the development have also been capitalized.

  Interest incurred on the notes was capitalized during the 1990 construction and lease up periods.


  Property:
  --------

  Property is carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is included in operations.

  Depreciation is provided using the straight-line method over the estimated useful lives of the assets which are as follows:

     Buildings and improvements                   30 years
     Tenant improvements                          15 years


  Amortization:
  ------------

  Deferred lease commissions costs were capitalized and are being amortized on a straight-line basis over the term of the related lease.


  Leasing Revenue:
  ---------------

  Income from operating leases, which includes scheduled increases over the lease term, is recognized on a straight-line basis. For the years ended December 31, 1995, 1994, and 1993, income recognized on a straight-line basis was less than income which would have accrued in accordance with the lease by approximately $5,000, $90,000, and $92,000, respectively. Receivables which resulted from recognizing income on a straight-line basis totaled $80,670 at December 31, 1995 and $86,168 at December 31, 1994.

                            MEDLOCK OAKS ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                       DECEMBER 31, 1995, 1994, AND 1993



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  [Continued]
    ------------------------------------------

  Receivables:
  -----------

  The Venture provides warehouse and office space to tenants located in the metropolitan Atlanta area. Credit is issued based upon the size of the company, its past history, and other factors. Tenants are approved by all venturers. If any defaults occur, the accounting loss would be the value of receivables owed by the tenant, any unamortized leasing commissions and, possibly, tenant improvements provided to the tenant by the Venture.

  Reclassifications:
  -----------------

  Certain prior year amounts have been reclassified to conform to the 1995 presentation.

  Income Taxes:
  ------------

  No provision has been made for income taxes because each venturer's proportionate share of the Joint Venture income or loss is passed through to be included in the individual tax return of the venturer.

B.  NOTES PAYABLE:
    -------------

  Under the notes payable to CRIP 1 and CRIP 2, as amended effective January 1, 1990, the Joint Venture may borrow up to $8,710,000 ($4,964,700 from CRIP 1 and $3,745,300 from CRIP 2) at 10.25% for the construction of Phase I tenant improvements, the Phase II building shell and Phase II tenant improvements. The notes bear interest at an annual rate of 10.25% which is payable monthly through December 4, 1997, at which date all outstanding principal and accrued interest is due. The notes are secured by a first mortgage on the land and buildings as well as an assignment of all leases and rental income. Total principal due under these notes at December 31, 1995 and 1994 was $4,850,094 to CRIP 1 and $3,658,843 to CRIP 2.

  Accrued interest of $1,083,815 and $954,668 relating to those notes has been included in the accompanying balance sheets at December 31, 1995 and 1994, respectively. The Joint Venture paid $743,020, $691,847, and $800,334 in interest in 1995, 1994, and 1993, respectively.

C.  GUARANTEED PAYMENTS:
    -------------------

  The Venture is required to make monthly guaranteed payments to CRIP 1 and 2 based on the amount of invested capital outstanding in CRIP 1 and 2's capital accounts for each month during the year. The guaranteed payments accrue at the rate of 10.25% per annum and unpaid guaranteed payments accrue at 10.25% per annum. Guaranteed payments totaled $198,061 for CRIP 1 and $149,414 for CRIP 2 in each of the last three years. Amounts accrued but unpaid are $1,824,244 and $1,476,769 at December 31, 1995 and 1994, respectively.
  Accrued interest related to the unpaid guaranteed payments totaled $578,869 and $364,244 at December 31, 1995 and 1994, respectively.

                            MEDLOCK OAKS ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                       DECEMBER 31, 1995, 1994, AND 1993



D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
    -----------------------------------

  The estimated fair value of the Venture's notes payable cannot be determined without substantial cost because the fair value of the notes payable is directly impacted by the amount of interest currently paid by the Venture, the amount of interest to be paid in the future by the Venture and any net proceeds to be received on the sale of the Venture's assets. The aggregate carrying cost of notes payable totalled $8,508,937 with accrued interest of $1,083,815. These notes mature on December 4, 1997 with a stated interest rate of 10.25%.

E.  LEASE RENTALS:
    -------------

  At present, the Joint Venture has approximately 19 tenants. Future minimum rentals to be received under the existing leases at December 31, 1995, which are classified and accounted for as operating leases, are as follows:



      December 31,                                 Lease Revenues
      ------------                                 --------------
              1996                                       $942,452
              1997                                        805,640
              1998                                        550,449
              1999                                        168,271
              2000                                         69,210
                                                         --------

                                                       $2,536,022
                                                        =========


F. MATTERS AFFECTING OPERATIONS:
   ----------------------------

  The Joint Venture has incurred operating losses since inception and currently projects operating losses and cash flow deficits for the next year in excess of committed borrowing capacity. Therefore, the ability of the Joint Venture to continue as a going concern is dependent upon obtaining additional financing, or funding from CRIP 1 and CRIP 2, since the success of future operations cannot be determined at this time.

  The management of CRIP 1 and CRIP 2 has indicated its intentions to provide the additional financing as needed by deferring payments of interest and making capital contributions or loans to provide for continued operations of the Joint Venture through at least January 1, 1997.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COPLEY REALTY INCOME PARTNERS 1;
                                A LIMITED PARTNERSHIP



Date:  March 11, 1996        By:    /s/ Joseph W. O'Connor
                                    ----------------------
                                    Joseph W. O'Connor
                                    President of the
                                    Managing General Partner



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature               Title                         Date
    ---------               -----                         ----


                           President, Principal
                           Executive Officer and
                           Director of the
 /s/  Joseph W. O'Connor   Managing General Partner     March 11, 1996
----  ------------------
    Joseph W. O'Connor

                           Principal Financial and
                           Accounting Officer of the
 /s/  Daniel C. Mackowiak  Managing General Partner     March 11, 1996
----  -------------------
    Daniel C. Mackowiak


                           Director of the
 /s/  Daniel J. Coughlin   Managing General Partner     March 11, 1996
----  ------------------
    Daniel J. Coughlin


                           Director of the
 /s/  Peter P. Twining     Managing General Partner     March 11, 1996
----  ----------------
    Peter P. Twining

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                    PAGE NUMBER
----------------                                                  -----------
10A.              Corporation Grant Deed as recorded                   *
                  September 10, 1986 from NBS Equity
                  Corporation to the Registrant.

10B.              Assignment of Lease, Escrow Agreement,               *
                  Construction Contracts and Warranties
                  dated as of September 10, 1986 by and
                  between NBS Equity Corporation and
                  the Registrant.

10C.              Spanish Trace Joint Venture Agreement                *
                  dated as of October 15, 1986 between
                  Oxford Spanish Trace Partners and the
                  Registrant.

10D.              Joint Venture Agreement of East Anaheim              *
                  Distribution Center Associates ("East
                  Anaheim"), dated as of December 31, 1986, by and between Davis Anaheim Distribution
                  Center Associates, a California general
                  partnership ("Davis") and the Partnership.

10E.              Joint Venture Agreement of Medlock Oaks              *
                  Associates ("Medlock Oaks"), dated as of December 4, 1987, by and between the Partnership and Copley Realty Income
                  Partners 2, a Limited Partnership
                  (collectively, the "Affiliates") and Hill
                  Limited #10, a Georgia limited partnership
                  ("Hill").

10F.              Promissory Note dated December 4, 1987 from          *
                  Medlock Oaks to the Affiliates.

10G.              Deed to Secure Debt and Security Agreement           *
                  dated as of December 4, 1987 between Medlock
                  Oaks and the Affiliates.

10H.              Loan Agreement dated as of December 4, 1987          *
                  between Medlock Oaks and the Affiliates.

10I.              Office Warehouse Lease dated as of October 28,       *
                  1987, by and between the Partnership and United Exposition Service Co., Inc., a Texas corporation.


_____________________________________________________
*    PREVIOUSLY FILED AND INCORPORATED HEREIN BY REFERENCE.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                  PAGE NUMBER
--------------                                                  -----------

10J.     Lease dated June 27, 1986 by and                           *
         between NBS Equity Corporation, as
         Landlord and Zehntel, Inc., as Tenant.

10K.    Second Amendment to Joint Venture Agreement                 *
        of Medlock Oaks Associates ("Medlock Oaks"), dated as of January 1, 1990, by and among the Registrant, Copley Realty Income Partners 2;
        A Limited Partnership (collectively, the
        "Affiliates") and Hill Limited #10, a Georgia limited partnership ("Hill").

10L.    Amended and Restated Promissory Note dated                  *
        as of January 1, 1990, from Medlock Oaks to the Affiliates.

10M.    First Amendment to Deed to Secure Debt and                  *
        Security Agreement dated as of January 1, 1990 between Medlock Oaks and the Affiliates.

10N.    First Amendment to Loan Agreement dated as of               *
        January 1, 1990 between Medlock Oaks and the
        Affiliates.

10O.    First Amendment to Promissory Note effective                *
        as of January 1, 1991 by and between East
        Anaheim Distribution Center Associates and the
        Registrant.

10P.    First Amendment to Construction Loan Agreement              *
        effective as of January 1, 1991 by and between East Anaheim Distribution Center Associates and the Registrant.

10Q.    Transfer and Assignment of Joint Venture Interest           *
        in Medlock Oaks made and entered into as of September 3, 1991 by and between Hill Limited #10, a Georgia limited partnership, and the Registrant and Copley Realty Income Partners 2; A Limited
        Partnership, a Massachusetts limited partnership.

10R.    Sublease dated as of March 16, 1994 by and between          *
        United Exposition Co., Inc. ("sublessor")and Hydra
        Trucking, Inc. ("sublessee").

10S.    Consent to Assignment of Property Management                *
        Agreement between Medlock Oaks Associates and
        Anderson & Senkbeil, Inc. dated June 1, 1991, assigned to Weeks Corporation dated October 1
        1992, to Weeks Realty Services, Inc., L.P. dated
        August 1, 1994.


_____________________________________________________
*      PREVIOUSLY FILED AND INCORPORATED HEREIN BY REFERENCE.