Form 10-Q
period 1996-03-31
COPLEY REALTY INCOME PARTNERS I
filed 1996-05-14
CIK 784928

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

For Quarter Ended March 31, 1996        Commission File Number 0-15430


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



- --------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                          March 31, 1996   December 31, 1995
                        ------------------ -----------------


ASSETS
Real estate investments:
  Property, net                  $ 17,123,593    $ 13,441,466
  Joint ventures                    4,954,604       8,971,192
                                  ------------    ------------
                                   22,078,197      22,412,658


Cash and cash equivalents           1,389,038         449,092
Short-term investments                679,256       1,465,991
Deferred rent receivable              493,756         558,730
                                   -----------     -----------
                                 $ 24,640,247    $ 24,886,471
                                   ===========     ===========


LIABILITIES AND PARTNERS'
CAPITAL

Mortgage loan                    $  4,215,073    $  4,238,857
Accounts payable                      323,787         276,581
Accrued management fee                 34,546          51,820
                                   -----------     -----------
Total liabilities                   4,573,406       4,567,258
                                  ------------    ------------

Partners' capital (deficit):
  Limited partners ($1,000
     per unit; 100,000 units
     authorized, 34,581
     units issued and
     outstanding)                  20,172,308      20,422,156
  General partners                   (105,467)       (102,943)
                                 -------------    ------------
Total partners' capital            20,066,841      20,319,213
                                 -------------    ------------

                                 $ 24,640,247    $ 24,886,471
                                 =============    ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                  Quarter Ended March 31,
                                      1996           1995
                                   ----------    -----------

INVESTMENT ACTIVITY
Property rentals                 $    677,395   $   635,044
Property operating expenses           (26,148)        -
Depreciation and amortization         (55,965)     (123,419)
Interest and other expenses          (104,243)     (110,810)
                                  ------------   -----------
                                      491,039       400,815

Joint venture earnings                 71,913       147,312

Investment valuation allowance       (250,000)        -
                                  ------------   -----------
  Total real estate operations        312,952       548,127

Interest on cash equivalents
  and short term investments           22,575        27,126
                                  ------------   -----------
  Total investment activity           335,527       575,253
                                  ------------   -----------

Portfolio Expenses

Management fee                         34,546        60,456
General and administrative             29,398        31,807
                                  ------------   -----------
                                       63,944        92,263
                                  ------------   -----------

Net Income                       $    271,583   $   482,990
                                  ============   ===========

Net income per
  limited partnership unit       $       7.77   $     13.83
                                  ============   ===========

Cash distributions per
  limited partnership unit       $      15.00   $     17.50
                                  ============   ===========

Number of limited partnership
  units outstanding during the
  period                               34,581        34,581
                                  ============   ===========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Quarter Ended March 31,
                        1996                      1995
                --------------------      --------------------

                General      Limited     General       Limited
                Partners     Partners    Partners      Partners
               ---------    ---------   ---------     ---------

Balance at
beginning of
period         $(102,943)  $20,422,156  $ (70,405)  $ 23,643,312


Cash
distributions     (5,240)    (518,715)     (6,113)      (605,167)


Net income         2,716      268,867       4,830        478,160
                ---------   ----------   ---------     ----------


Balance at
end of period  $(105,467)  $20,172,308  $ (71,688)  $ 23,516,305
               ==========  ===========   =========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                       Quarter Ended March 31,
                                     ----------------------------
                                          1996          1995
                                         -----         -----

Net cash provided by operating
  activities                            $ 715,884    $ 588,528
                                        ----------   ----------
Cash flows from investing activities:
  Repayment of loan by joint venture        -            4,601
  Decrease (increase) in short-
     term investments, net                771,801     (206,695)
                                         ---------    ---------
       Net cash provided by (used in)
       investing activities               771,801     (202,094)
                                         ---------    ---------

Cash flows from financing activities:
  Reduction of mortgage loan              (23,784)     (32,662)
  Distributions to partners              (523,955)    (611,280)
                                         ---------    ---------

       Net cash used in financing
       activities                        (547,739)    (643,942)
                                         ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                    939,946     (257,508)

Cash and cash equivalents:
  Beginning of period                     449,092    1,638,294
                                        ----------    ---------

  End of period                         $1,389,038   $1,380,786
                                        ===========   =========

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in East Anaheim Distribution Center Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $3,763,820.

        (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in August 1986, and acquired the four real estate investments it currently owns prior to the end of 1987. The Partnership has intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner expects to extend the investment period at least into 1998, having determined it to be in the best interest of the limited partners.

NOTE 2 -PROPERTY
- ----------------

     Effective January 1, 1996, the East Anaheim Distribution Center joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($3,763,820) was allocated to land, building and improvements, and other net operating assets.

     The following is a summary of the Partnership's investments in property:

                            March 31, 1996  December 31, 1995
                            --------------  -----------------
Land                           $ 9,252,731   $  7,973,584
Buildings and improvements      14,542,055     12,085,214
Investment valuation allowance  (2,571,667)    (2,600,000)
Other net assets                   133,948        156,818
Accumulated depreciation        (4,233,474)    (4,174,150)
                               ------------   ------------
Net carrying value             $17,123,593   $ 13,441,466
                               ============   ============

     The net carrying value at March 31, 1996 was comprised of Zehntel, United Exposition and East Anaheim at $9,574,058, $3,868,926 and
$3,680,609, respectively; The net carrying value at December 31, 1995 was comprised of Zehntel and United Exposition at $9,533,690 and $3,907,776, respectively.

     The buildings and improvements of East Anaheim Distribution Center are being depreciated over 30 years, beginning January 1, 1996.

     The Partnership's Zehntel property, located in Walnut Creek, California, was listed for sale during the third quarter of 1995. The indication from the market was that the Partnership would not likely recover its net carrying value over the shortened investment period. Accordingly, during the third quarter of 1995, the Partnership recognized an investment valuation allowance of $2,200,000 through a charge to operations. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the fair market value estimate based on the terms of the pending sale transaction. The property was sold on April 9, 1996, the net proceeds from which approximated its carrying value. (See Note 4)


NOTE 3 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                       Assets and Liabilities
                       ----------------------

                               March 31, 1996   December 31, 1995
                              ---------------   -----------------

Assets
  Real property, at cost less
     accumulated depreciation
     of $2,525,554 and $3,469,239   $  8,005,977   $ 11,520,507
  Other                                  403,375        352,804
                                     -----------    -----------
                                       8,409,352     11,873,311

Liabilities                               83,726        104,215
                                    ------------    -----------

Net Assets                          $  8,325,626   $ 11,769,096
                                     ===========    ===========

                              Results of Operations
                             ----------------------

                                   Quarter ended March 31,
                                  --------------------------
                                      1996           1995
                                     -----          -----
Revenue
  Rental income                  $     320,174  $    438,307
  Other                                    588         1,592
                                   -----------  ------------
                                       320,762       439,899
                                   -----------  ------------

Expenses
  Depreciation and amortization        111,867       137,355
  Operating expenses                    79,907        98,982
                                   -----------  ------------
                                       191,774       236,337
                                   -----------  ------------

Net income                       $     128,988  $    203,562
                                   ===========  ============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     Effective January 1, 1996, the East Anaheim joint venture was dissolved, and the property became wholly-owned by the Partnership. Accordingly, the 1996 amounts relate only to the Medlock Oaks joint venture.


NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $349,303 ($10.00 per limited partnership unit).

     On April 9, 1996, the Partnership sold the Zehntel property for gross proceeds of $11,500,000. A portion of the proceeds was used to repay the related mortgage loan of $4,215,073, and another portion was being used to complete certain improvements and pay certain costs, as conditions of the sale. On April 25, 1996, the Partnership made a capital distribution to the Limited Partners totaling $6,120,837 ($177.00 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------


Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At March 31, 1996, the Partnership had $2,068,294 in cash, cash equivalents, and short-term investments, of which $349,303 was used for cash distributions to partners on April 25, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1995 were made at an annualized rate of 7.0% on a capital contribution of $1,000 per unit. Distributions of cash from operations were made at an annualized rate of 4.0% for the first quarter of 1996. The cash distribution rate was decreased to 6.0% in the second quarter of 1995 due to the restructuring and extension of a lease at the Zehntel property, as discussed below. The distribution rate was further decreased to 4.0% in 1996 in anticipation of cash flow decreases resulting from the sale of the Zehntel and United Exposition investments in the second quarter.

     On April 9, 1996, the Partnership sold the Zehntel property for a gross sales price of $11,500,000. A portion of the sales proceeds was used to repay the mortgage loan, which had a principal balance of $4,215,073 at March 31, 1996. In addition, as a condition of the sale, the Partnership committed to make certain repairs and improvements at the property. On April 25, 1996, the Partnership made a capital distribution to the limited partners totaling $6,120,837 ($177 per unit).

     The carrying value of real estate investments in the financial statements at March 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale, which is the case for the Zehntel and Medlock Oaks properties. Carrying value may be greater or less than current appraised value. At March 31, 1996, the aggregate appraised value of the Partnership's investments was approximately $1,400,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The United Exposition and Zehntel investments are wholly-owned properties. The tenants are responsible for substantially all property operating expenses. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership. The East Anaheim investment was structured as a joint venture with a real estate management/ development firm. Effective January 1, 1996, however, the venture was dissolved and all of its assets and liabilities were transferred to the Partnership, whereby it became a wholly-owned property.

     Operating Factors

     The Zehntel property, which is comprised of two R&D buildings totaling 145,000 square feet, was fully leased to a single tenant through June, 1996. During the third quarter of 1995, however, the Partnership signed a lease extension with the lessee for the 60,000 square foot building through December, 2000. The extension is retroactive to April 1, 1995, and is at a lower rental rate than under the previous lease. This same tenant has been subleasing the 85,000 square foot building. During the third quarter of 1995, with the decision to sell the Zehntel property, the managing general partner determined that the Partnership would not likely recover its carrying value over the shortened investment period. Accordingly, the Partnership reduced the carrying value to its estimated net fair market value with a charge to operations of $2,200,000. The carrying value was further reduced by $400,000 in the fourth quarter, with the refinement of the estimate based on the terms of a pending sale transaction.

     The United Exposition property also consists of two buildings which have been 100% leased to one tenant since 1987. The Partnership has entered into an agreement to sell the property at a price which exceeds its carrying value.

     Occupancy at Medlock Oaks increased to 98% during the first quarter of 1996. (Occupancy was 95% at December 31, 1995 and 93% at March 31, 1995.) The managing general partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. The carrying value was further reduced by $250,000 this quarter, with a revised estimate of fair market value based on a contemplated sales transaction.

     Occupancy at Anaheim Distribution Center has remained at 100% since September 30, 1994.

Investment Results

     Exclusive of the valuation allowance related to Medlock Oaks, total real estate operations for the first three months of 1996 increased by 3% as compared to the same period of 1995. Lower rental revenue due to the restructuring of the Zehntel lease was largely offset by the discontinuance of depreciation and amortization at Zehntel as of September 30, 1995, with the decision to sell the property and the attendant write-down to estimated fair market value. Operating income at Anaheim and Medlock Oaks increased slightly.

     Interest on cash equivalents and short-term investments decreased by approximately $5,000, or 17% between the two three-month periods due to lower short-term yields, partially offset by higher average invested balances.

     Cash flow provided by operations increased by approximately $127,000 between the two three-month periods, primarily due to an increase in operating liabilities in the first quarter of 1996, caused by the timing of interest and property tax payments at Zehntel.

Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses for the first three months of 1996 decreased by approximately $2,000 or 8% as compared to the same period in 1995 primarily due to a decrease in legal fees, partially offset by increased appraisal fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two three-month periods due to the decrease in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996. Subsequent to March 31, 1996, the Partnership filed one current report on Form 8-K dated April 9, 1996, reporting on Item No. 2. (Acquisition or Disposition of Assets).

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                      (Registrant)



May 14, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               First Income Corp.



May 14, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              First Income Corp.