Form 10-Q
period 1996-06-30
COPLEY REALTY INCOME PARTNERS I
filed 1996-08-13
CIK 784928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended June 30, 1996         Commission File Number 0-15430


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



- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                               June 30, 1996    December 31, 1995
                               -------------    -----------------

ASSETS
Real estate investments:
  Property, net                     $  7,517,874    $ 13,441,466
  Joint ventures                       4,803,644       8,971,192
                                      -----------     -----------
                                      12,321,518      22,412,658


Cash and cash equivalents              1,340,796         449,092
Short-term investments                   415,928       1,465,991
Deferred rent receivable                 361,544         558,730
                                      -----------     -----------
                                    $ 14,439,786    $ 24,886,471
                                      ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan                       $      -        $  4,238,857
Accounts payable                         191,074         276,581
Accrued management fee                    29,986          51,820
Deferred disposition fee                 343,488           -
                                      -----------     -----------
Total liabilities                        564,548       4,567,258
                                      -----------     -----------

Partners' capital (deficit):
  Limited partners ($823 and
     $1,000 per unit,
     respectively; 100,000
     units authorized, 34,581
     units issued and
     outstanding)                     13,981,413      20,422,156
  General partners                      (106,175)       (102,943)
                                     ------------     -----------
Total partners' capital               13,875,238      20,319,213
                                     ------------     -----------

                                    $ 14,439,786    $ 24,886,471
                                     ============     ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                       Quarter Ended   Six Months Ended  Quarter Ended      Six Months Ended
                                       June 30, 1996    June 30, 1996    June 30, 1995       June 30, 1995
                                       -------------   ---------------   -------------      ---------------

INVESTMENT ACTIVITY
Property rentals                        $    331,847    $  1,009,242     $    536,619      $   1,171,663
Property operating expenses                  (27,196)        (53,344)           -                  -
Depreciation and amortization                (68,002)       (123,967)        (123,420)          (246,839)
Interest and other expenses                  (10,907)       (115,150)        (107,663)          (218,473)
                                         ------------    ------------    -------------      -------------
                                             225,742         716,781          305,536            706,351

Joint venture earnings                        84,321         156,234          122,407            269,719

Investment valuation allowance                 -            (250,000)           -                  -
                                         ------------    ------------    -------------      -------------
     Total real estate operations            310,063         623,015          427,943            976,070

Interest on cash equivalents
  and short term investments                  35,556          58,131           28,074             55,200
                                         ------------    ------------    -------------      -------------
     Total investment activity               345,619         681,146          456,017          1,031,270
                                         ------------    ------------    -------------      -------------

Portfolio Expenses

Management fee                                29,987          64,533           51,820            112,276
General and administrative                    37,095          66,493           33,319             65,126
                                         ------------    ------------    -------------      -------------
                                              67,082         131,026           85,139            177,402
                                         ------------    ------------    -------------      -------------

Net Income                              $    278,537    $    550,120     $    370,878      $     853,868
                                         ============    ============    =============      =============

Net income per
  limited partnership unit              $       7.97    $      15.75     $      10.62      $       24.44
                                         ============    ============    =============      =============

Cash distributions per
  limited partnership unit              $     187.00    $     202.00     $      17.50      $       35.00
                                         ============    ============    =============      =============

Number of limited partnership
  units outstanding during the period         34,581          34,581           34,581             34,581
                                         ============    ============    =============      =============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                  Quarter Ended           Six Months Ended          Quarter Ended           Six Months Ended
                  June 30, 1996            June 30, 1996            June 30, 1995            June 30, 1995
               --------------------     --------------------    ---------------------     --------------------

                General    Limited      General     Limited       General    Limited       General     Limited
                Partners   Partners     Partners    Partners      Partners   Partners      Partners    Partners
               ---------  ---------    ---------   ---------     ---------  ---------     ---------   ---------

Balance at
beginning of
period         $(105,467) $20,172,308   $(102,943) $20,422,156  $(71,688)   $23,516,305  $  (70,405) $ 23,643,312


Cash
distributions     (3,493) (6,466,647)     (8,733)  (6,985,362)    (6,113)     (605,167)     (12,226)   (1,210,334)


Net income         2,785     275,752       5,501     544,619       3,709       367,169        8,539       845,329
                 --------   ---------   ---------   ---------   ----------  -----------   ----------   -----------


Balance at
end of period  $(106,175) $13,981,413   $(106,175) $13,981,413  $(74,092)   $23,278,307  $  (74,092) $ 23,278,307
                 ========  ==========    ========   =========   =========    ==========    =========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                             --------------------------
                                                1996            1995
                                                ----            ----

Net cash provided by operating
  activities                               $    891,815   $  1,361,477
                                             -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of property         10,805,224          -
  Deposit on sale of property                   100,000          -
  Increase in deferred disposition fees         343,488          -
  Investment in property                     (1,043,192)         -
  Repayment of loan by joint venture              -              9,329
  Decrease (increase) in short-
     term investments, net                    1,027,321       (409,281)
                                              ----------     ----------
       Net cash provided by (used in)
       investing activities                  11,232,841       (399,952)
                                              ----------     ----------

Cash flows from financing activities:
  Repayment of mortgage loan                 (4,238,857)       (63,284)
  Distributions to partners                  (6,994,095)    (1,222,560)
                                              ----------     ----------

       Net cash used in financing
       activities                           (11,232,952)    (1,285,844)
                                              ----------      ---------
Net increase (decrease) in cash
  and cash equivalents                          891,704       (324,319)

Cash and cash equivalents:
  Beginning of period                           449,092      1,638,294
                                              ----------     ----------

  End of period                            $  1,340,796   $  1,313,975
                                             ===========    ===========

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in East Anaheim Distribution Center Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $3,763,820.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in August 1986, and acquired the three real estate investments it currently owns prior to the end of 1987. The Partnership has intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner expects to extend the investment period at least into 1998, having determined it to be in the best interest of the limited partners.

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

     The Partnership's Zehntel property, located in Walnut Creek, California, was listed for sale during the third quarter of 1995. The indication from the market was that the Partnership would not likely recover its net carrying value over the shortened investment period. Accordingly, during the third quarter of 1995, the Partnership recognized an investment valuation allowance of $2,200,000 through a charge to operations. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the fair market value estimate based on the terms of the pending sale transaction. The property was sold on April 9, 1996 for $11,449,612, of which $4,215,073 was used to repay the related mortgage loan and $555,000 was used to complete certain improvements and pay certain costs, as conditions of the sale. After closing costs, the Partnership received net proceeds of $6,378,639. A disposition fee of $343,488 was accrued but not paid to the advisor. On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit) from the proceeds of the Zehntel sale.

     The following is a summary of the Partnership's investments in property:

                               June 30, 1996   December 31, 1995
                               --------------  -----------------
Land                             $ 2,475,002    $  7,973,584
Buildings and improvements         6,450,035      12,085,214
Investment valuation allowance         -          (2,600,000)
Other net assets (liabilities)       (19,431)        156,818
Accumulated depreciation          (1,387,732)     (4,174,150)
                                 ------------     -----------
Net carrying value               $ 7,517,874    $ 13,441,466
                                 ============     ===========

     The net carrying value at June 30, 1996 was comprised of United Exposition and East Anaheim at $3,842,265 and $3,675,609, respectively; The net carrying value at December 31, 1995 was comprised of Zehntel and United Exposition at $9,533,690 and $3,907,776, respectively.

     The buildings and improvements of East Anaheim Distribution Center are being depreciated over 30 years, beginning January 1, 1996.


NOTE 3 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                       Assets and Liabilities
                       ----------------------

                                       June 30, 1996   December 31, 1995
                                      ---------------  -----------------

Assets
  Real property, at cost less
     accumulated depreciation
     of $2,627,390 and $3,469,239          $  7,904,142   $ 11,520,507
  Other                                         260,752        352,804
                                            ------------  ------------
                                              8,164,894     11,873,311

Liabilities                                      97,904        104,215
                                            ------------  ------------

Net Assets                                 $  8,066,990   $ 11,769,096
                                            ============  ============


                              Results of Operations
                             ----------------------

                                          Six Months ended June 30,
                                          --------------------------
                                              1996           1995
                                             -----          -----
Revenue
  Rental income                         $    647,972    $    864,833
  Other                                        1,116           3,142
                                          -----------    ------------
                                             649,088         867,975
                                          -----------    ------------

Expenses
  Depreciation and amortization              222,809         280,865
  Operating expenses                         146,537         203,060
                                          -----------    ------------
                                             369,346         483,925
                                          -----------    ------------
Net income                              $    279,742    $    384,050
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


NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $303,195 ($8.68 per limited partnership unit).

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

     On April 9, 1996, the Partnership sold the Zehntel property for $11,449,612, of which $4,215,073 was used to pay off the related mortgage loan and $555,000 was used to complete certain improvements. Net proceeds to the Partnership, after closing costs, were $6,378,639. A disposition fee of $343,488 was accrued but not paid to the advisor. On April 25, 1996, the Partnership made a capital distribution of $177 per limited partnership unit ($6,120,837) which reduced the adjusted capital contribution to $823 per unit.

     At June 30, 1996, the Partnership had $1,756,724 in cash, cash equivalents, and short-term investments, of which $303,195 was used for cash distributions to partners on July 25, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first two quarters of 1995 were made at an annualized rate of 7.0% and 6%, respectively, on a capital contribution of $1,000 per unit. Distributions of cash from operations were made at an annualized rate of 4.0% for the first two quarters of 1996; the second quarter distribution was based on a weighted average adjusted capital contribution. The cash distribution rate was decreased to 6.0% in the second quarter of 1995 due to the restructuring and extension of a lease at the Zehntel property, as discussed below. The distribution rate was further decreased to 4.0% in 1996 in anticipation of cash flow decreases resulting from the sale of the Zehntel and United Exposition investments.

     The carrying value of real estate investments in the financial statements at June 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the aggregate appraised value of the Partnership's investments was approximately $1,600,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The United Exposition investment is a wholly-owned property. The tenant is responsible for substantially all property operating expenses. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership. The East Anaheim investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was dissolved and all of its assets and liabilities were transferred to the Partnership, whereby it became a wholly-owned property. The Zehntel investment, which was sold in April 1996, was a wholly-owned property.

     Operating Factors

     The Zehntel property, which is comprised of two R&D buildings totaling approximately 145,000 square feet, was fully leased to a single tenant through June, 1996. During the third quarter of 1995, however, the Partnership signed a lease extension with the lessee for the 60,000 square foot building through December, 2000. The extension was retroactive to April 1, 1995, and was at a lower rental rate than under the previous lease. During the third quarter of 1995, after deciding to market the Zehntel property for sale, the managing general partner determined that the Partnership would not likely recover its carrying value over the shortened investment period. Accordingly, the Partnership reduced the carrying value to its estimated net fair market value with a charge to operations of $2,200,000. The carrying value was further reduced by $400,000 in the fourth quarter, with the refinement of the estimate based on the terms of the sale transaction discussed above.

     The United Exposition property also consists of two buildings which have been 100% leased to one tenant since 1987. The Partnership has entered into an agreement to sell the property at a price which exceeds its carrying value.

     Occupancy at Medlock Oaks remained at 98% during the second quarter of 1996. (Occupancy was 95% at December 31, 1995 and 97% at June 30, 1995.) The managing general partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. The carrying value was further reduced by $250,000 in the first quarter of 1996, with a revised estimate of fair market value based on a then contemplated sales transaction.

     Occupancy at Anaheim Distribution Center remained at 100% at June 30, 1996 as a tenant occupying 24% of the building vacated, and the space was re-leased during the quarter. Occupancy was also 100% at December 31, 1995 and June 30, 1995.

Investment Results

     Exclusive of the valuation allowance related to Medlock Oaks in 1996 and the operating results from Zehntel of $323,468 in 1996 and $483,538 in 1995, total real estate operations for the first six months of 1996 increased by $57,000, or 12%, compared to the same period of 1995. This improvement is primarily due to increases in rental income at Anaheim and Medlock Oaks.

     Interest on cash equivalents and short-term investments increased by approximately $3,000, or 5%, between the two six-month periods due to higher average invested balances, partially offset by lower short-term yields.

     Cash flow provided by operating activities decreased by $470,000 between the first six months of 1996 and 1995. This change was primarily caused by the Zehntel sale, including a net reduction of approximately $423,000 due to lower revenue and interest expense, as well as the payment of $77,000 for lease commissions, and the payment of $153,000 held by the Partnership as various deposits. The Zehntel decreases were partially offset by increases in cash flow from both Medlock Oaks and East Anaheim.

Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses were virtually unchanged for the first six months of 1996 as compared to the same period in 1995. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two six-month periods due to the decrease in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                      (Registrant)



August 13, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               First Income Corp.



August 13, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              First Income Corp.