Form 10-Q
period 1996-09-30
COPLEY REALTY INCOME PARTNERS I
filed 1996-11-13
CIK 784928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          -------------------------------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-15430


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



-------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                              September 30, 1996  December 31, 1995
                              ------------------  -----------------

ASSETS

Real estate investments:
  Property, net                       $  3,666,560    $  13,441,466
  Joint ventures                         4,771,257        8,971,192
                                      -------------    -------------
                                         8,437,817       22,412,658


Cash and cash equivalents                1,556,312          449,092
Short-term investments                       --           1,465,991
Deferred rent receivable                     --             544,682
Other receivables                           29,330           14,048
                                      -------------    -------------
                                      $ 10,023,459    $  24,886,471
                                      =============    =============


LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan                         $      --       $   4,238,857
Accounts payable                            53,147          276,581
Accrued management fee                      26,601           51,820
Deferred disposition fees                  504,663            -
                                      -------------    -------------
Total liabilities                          584,411        4,567,258
                                      -------------    -------------

Partners' capital (deficit):
  Limited partners ($673 and
     $1,000 per unit, respectively;
     100,000 units authorized,
     34,581 units issued and
     outstanding)                        9,537,713       20,422,156
  General partners                         (98,665)        (102,943)
                                      -------------    -------------
Total partners' capital                  9,439,048       20,319,213
                                      -------------    -------------

                                      $ 10,023,459    $  24,886,471
                                      =============    =============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                       Quarter Ended     Nine Months Ended       Quarter Ended      Nine Months Ended
                                     September 30, 1996  September 30, 1996    September 30, 1995   September 30, 1995
                                     ------------------  ------------------   -------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                         $    192,306     $    1,201,548    $      546,986      $      1,718,649
Property operating expenses                   (27,607)           (80,951)            --                    --
Depreciation and amortization                 (50,652)          (174,619)         (123,419)             (370,258)
Interest and other expenses                       352           (114,798)         (137,352)             (355,825)
                                         --------------    --------------    --------------        --------------
                                              114,399            831,180           286,215               992,566

Joint venture earnings                         79,884            236,118           128,048               397,767
Investment valuation allowance                  --              (250,000)       (2,200,000)           (2,200,000)
                                         ---------------  ---------------   ---------------       ---------------
   Total real estate operations               194,283            817,298        (1,785,737)             (809,667)

Gain on sale of property                      885,059            885,059             --                    --
                                         ---------------  ---------------   ---------------        --------------

   Total real estate activity               1,079,342          1,702,357        (1,785,737)             (809,667)

Interest on cash equivalents
  and short term investments                   29,917             88,048            29,580                84,780
                                         --------------    --------------    --------------        --------------
   Total investment activity                1,109,259          1,790,405        (1,756,157)             (724,887)
                                         --------------    --------------    --------------        --------------


Portfolio Expenses

Management fee                                 26,601             91,134            51,820               164,096
General and administrative                     28,503             94,996            37,712               102,838
                                         --------------    --------------    --------------        --------------
                                               55,104            186,130            89,532               266,934
                                         --------------    --------------    --------------        --------------

Net Income (loss)                        $  1,054,155     $    1,604,275    $   (1,845,689)     $       (991,821)
                                         ==============    ==============    ==============        ==============

Net income (loss) per
  limited partnership unit               $      30.18     $        45.93    $       (52.84)     $         (28.39)
                                         ==============    ==============    ==============        ==============

Cash distributions per
  limited partnership unit               $     158.68     $       360.68    $        15.00      $          50.00
                                         ==============    ==============    ==============        ==============

Number of limited partnership
  units outstanding during the period          34,581             34,581            34,581                34,581
                                         ==============    ==============    ==============        ==============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                   Quarter Ended           Nine Months Ended             Quarter Ended           Nine Months Ended
                 September 30, 1996        September 30, 1996          September 30, 1995        September 30, 1995
                -------------------       -------------------         -------------------        ------------------

                  General      Limited      General       Limited       General     Limited      General      Limited
                 Partners     Partners     Partners      Partners      Partners    Partners     Partners     Partners
                ---------    ---------    ---------     ---------     ---------   ---------    ---------    ---------

Balance at
beginning of
period          $(106,175)  $13,981,413    $(102,943)  $20,422,156   $ (74,092)  $23,278,307   $  (70,405)  $ 23,643,312


Cash
distributions      (3,032)   (5,487,313)     (11,765)  (12,472,675)     (5,240)     (518,715)     (17,466)    (1,729,049)


Net
income (loss)      10,542     1,043,613       16,043     1,588,232     (18,457)   (1,827,232)      (9,918)      (981,903)
                 ---------    ----------    ---------    ----------   ---------    ----------   ----------     ----------


Balance at
end of period   $ (98,665)  $ 9,537,713    $ (98,665)  $ 9,537,713   $ (97,789)  $20,932,360   $  (97,789)  $ 20,932,360
                ==========   ===========    =========  ============  ==========   ===========    =========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                     Nine Months Ended September 30,
                                     --------------------------------
                                              1996           1995
                                              ----           ----
Net cash provided by operating
  activities                             $ 1,088,808    $ 2,009,814
                                         ------------   ------------
Cash flows from investing activities:
  Net proceeds from sales of property     15,847,013          -
  Increase in deferred disposition fees      504,663          -
  Investment in property                  (1,052,637)         -
  Repayment of loan by joint venture           -             14,188
  Decrease (increase) in short-term
     investments, net                      1,442,670       (763,677)
                                         ------------   ------------
        Net cash provided by (used in)
        investing activities              16,741,709       (749,489)
                                         ------------   ------------

Cash flows from financing activities:
  Repayment of mortgage loan              (4,238,857)       (93,477)
  Distributions to partners              (12,484,440)    (1,746,515)
                                         ------------   ------------

        Net cash used in financing
        activities                       (16,723,297)    (1,839,992)
                                         ------------    -----------
Net increase (decrease) in cash
  and cash equivalents                     1,107,220       (579,667)

Cash and cash equivalents:
  Beginning of period                        449,092      1,638,294
                                         ------------   ------------

  End of period                          $ 1,556,312    $ 1,058,627
                                         ============   ============

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in East Anaheim Distribution Center Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $3,763,820.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in August 1986, and acquired the two real estate investments it currently owns prior to the end of 1987. The Partnership had intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner has extended the investment period at least into 1998, having determined it to be in the best interest of the limited partners.

NOTE 2 -PROPERTY
----------------

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

     The Zehntel property, located in Walnut Creek, California, was listed for sale during the third quarter of 1995. The indication from the market was that the Partnership would not likely recover its net carrying value over the shortened investment period. Accordingly, during the third quarter of 1995, the Partnership recognized an investment valuation allowance of $2,200,000 through a charge to operations. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the fair market value estimate based on the terms of the pending sale transaction. The property was sold on April 9, 1996 for $11,449,612, of which $4,215,073 was used to repay the related mortgage loan and $555,000 was used to complete certain improvements and pay certain costs, as conditions of the sale. After closing costs, the Partnership received net proceeds of $6,378,639. A disposition fee of $343,488 was accrued but not paid to the advisor. On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit) from the proceeds of the Zehntel sale.

     On August 13, 1996, the United Exposition property was sold for $5,372,500. The Partnership received net proceeds of $5,202,964, after closing costs, and recognized a gain of $885,059 ($25.34 per limited partnership unit) on the sale. A disposition fee of $161,175 was accrued but not paid to the advisor. On August 29, 1996, the Partnership made a capital distribution of $5,187,150 ($150 per limited partnership unit) from the proceeds of the United Exposition sale.

     The following is a summary of the Partnership's investments in property:

                           September 30, 1996  December 31, 1995
                           ------------------  -----------------
Land                             $ 1,279,147    $  7,973,584
Buildings and improvements         2,466,286      12,085,214
Investment valuation allowance         -          (2,600,000)
Other net assets (liabilities)       (16,979)        156,818
Accumulated depreciation             (61,894)     (4,174,150)
                                 ------------     -----------
Net carrying value               $ 3,666,560    $ 13,441,466
                                 ============     ===========


     The net carrying value at September 30, 1996 was comprised solely of the East Anaheim property. The net carrying value at December 31, 1995 was comprised of Zehntel and United Exposition at $9,533,690 and $3,907,776, respectively.

     The buildings and improvements of East Anaheim Distribution
Center are being depreciated over 30 years, beginning January 1, 1996.


NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                       Assets and Liabilities
                       ----------------------

                             September 30, 1996  December 31, 1995
                            -------------------  -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $2,727,848 and $3,469,239   $ 7,838,502    $11,520,507
  Other                                 248,882        352,804
                                      ----------    ----------
                                      8,087,384     11,873,311

Liabilities                              71,012        104,215
                                      ----------    ----------

Net Assets                          $ 8,016,372    $11,769,096
                                      ==========    ==========

                              Results of Operations
                             ----------------------

                                   Nine Months ended September 30,
                                   --------------------------------
                                          1996           1995
                                         -----          -----
Revenue
     Rental income                    $   965,082    $ 1,287,645
     Other                                  1,627          4,412
                                         ---------     ----------
                                          966,709      1,292,057
                                         ---------     ----------

Expenses
     Depreciation and amortization        334,676        422,569
     Operating expenses                   209,318        300,182
                                         ---------     ----------
                                          543,994        722,751
                                         ---------     ----------

Net income                            $   422,715    $   569,306
                                         =========     ==========

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


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $268,963 ($7.70 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


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

     On April 9, 1996, the Partnership sold the Zehntel property for $11,449,612, of which $4,215,073 was used to pay off the related mortgage loan and $555,000 was used to complete certain improvements. Net proceeds to the Partnership, after closing costs, were $6,378,639. A disposition fee of $343,488 was accrued but not paid to the advisor. On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit), which reduced the adjusted capital contribution to $823 per unit.

     On August 13, 1996, the United Exposition property was sold for $5,372,500. The Partnership received net proceeds of $5,202,964, after closing costs, and recognized a gain of $885,059 ($25.34 per limited partnership unit) on the sale. A disposition fee of $161,175 was accrued but not paid to the advisor. On August 29, 1996, the Partnership made a capital distribution of $5,187,150 ($150 per limited partnership unit) from the proceeds of the United Exposition sale. This distribution reduced the adjusted capital contribution to $673 per unit.

     At September 30, 1996, the Partnership had $1,556,312 in cash and cash equivalents, of which $268,963 was used for cash distributions to partners on October 24, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1995 were made at an annualized rate of 7.0% on a capital contribution of $1,000 per unit. Distributions of cash from operations for the second and third quarters of 1995 were made at an annualized rate of 6.0%. The distribution rate was decreased in 1995 due to the restructuring and extension of a lease at the Zehntel property, as discussed below. Distributions of cash from operations were made at an annualized rate of 4.0% for the first three quarters of 1996; the second and third quarter distribution rates were based on a weighted average adjusted capital contribution. The distribution rate was further decreased to 4.0% in 1996 in anticipation of cash flow decreases resulting from the sale of the Zehntel and United Exposition investments.

     The carrying value of real estate investments in the financial statements at September 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the aggregate appraised value of the Partnership's investments was approximately $300,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

Form of Real Estate Investments

     The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership. The East Anaheim investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was dissolved and all of its assets and liabilities were transferred to the Partnership, whereby the property became wholly-owned by the Partnership. The Zehntel and United Exposition investments, which were sold in April and August of 1996, respectively, were wholly-owned properties.

Operating Factors

     The Zehntel property, which is comprised of two R&D buildings totaling approximately 145,000 square feet, was fully leased to a single tenant through June, 1996. During the third quarter of 1995, however, the Partnership signed a lease extension with the lessee for the 60,000 square foot building through December, 2000. The extension was retroactive to April 1, 1995, and was at a lower rental rate than under the previous lease. In the third quarter of 1995, the tenant sub-leased the second building, containing 85,000 square feet, to a sub-tenant which has executed a primary lease for the building through June 2002. During the third quarter of 1995, after deciding to market the Zehntel property for sale, the managing general partner determined that the Partnership would not likely recover its carrying value over the shortened investment period. Accordingly, the Partnership reduced the carrying value to its estimated net fair market value with a charge to operations of $2,200,000. The carrying value was further reduced by $400,000 in the fourth quarter, with the refinement of the estimate based on the terms of the sale transaction discussed above.

     The United Exposition property also consists of two buildings which have been 100% leased to one tenant since 1987. As discussed above, the Partnership sold the property and recognized a gain of $885,059.

     Occupancy at Medlock Oaks decreased slightly to 95% during the third quarter of 1996. (Occupancy was 95% at December 31, 1995 and 97% at September 30, 1995.) The managing general partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. The carrying value was further reduced by $250,000 in the first quarter of 1996, with a revised estimate of fair market value based on a then contemplated sales transaction.

     Occupancy at Anaheim Distribution Center remained at 100% at
September 30, 1996. Occupancy was also 100% at December 31, 1995 and September 30, 1995. Two leases for a total of 77% of the space expire in 1997.


Investment Results

     Exclusive of the valuation allowances related to Medlock Oaks in 1996 and Zehntel in 1995, and the aggregate operating results from Zehntel and United Exposition of $608,417 in 1996, and $1,001,314 in 1995, total real estate operations for the first nine months of 1996 increased by $70,000, or 18%, compared to the same period of 1995. This improvement is primarily due to increases in rental income at both Anaheim and Medlock Oaks.

     Interest on cash equivalents and short-term investments increased by approximately $3,000, or 4%, between the two nine-month periods due to higher average invested balances, partially offset by lower short-term yields.

     Cash flow provided by operating activities decreased by $921,000 between the first nine months of 1996 and 1995. This change was primarily caused by the Zehntel and United Exposition sales, including a net reduction of approximately $669,000 due to lower revenue and expenses, as well as the payment of $77,000 for lease commissions at Zehntel, and the payment of $207,000 held by the Partnership as various deposits. These decreases were partially offset by an increase in cash flow from Medlock Oaks.


Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $8,000, or 8%, for the first nine months of 1996 as compared to the same period in 1995, primarily due to a decrease in legal fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two nine-month periods due to the decrease in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                a.   Exhibits:   None.

                b. Reports on Form 8-K: The Partnership filed one current report on Form 8-K dated August 13, 1996, reporting on Item No. 2 (Acquisition or Disposition of Assets).

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


                            COPLEY REALTY INCOME PARTNERS 1;
                            A LIMITED PARTNERSHIP
                                    (Registrant)



November 12, 1996            /S/  Peter P. Twining
                            ----------------------------------------
-
                            Peter P. Twining
                            Managing Director and General Counsel
                            of Managing General Partner,
                            First Income Corp.



November 12, 1996            /S/  Daniel C. Mackowiak
                            ----------------------------------------
-
                            Daniel C. Mackowiak
                            Principal Financial and Accounting
                            Officer of General Partner,
                            First Income Corp.