Form 10-K405
period 1996-12-31
COPLEY REALTY INCOME PARTNERS I
filed 1997-03-31
CIK 784928

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-15430
         _____________________________________________________________

             COPLEY REALTY INCOME PARTNERS 1; A LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

    MASSACHUSETTS                                        04-2893293
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

 225 FRANKLIN STREET, 25TH FLOOR
   BOSTON, MASSACHUSETTS                                   02110
(Address of principal executive offices)                (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 261-9000

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

                              Yes  X     No
                                  ---       ----

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None


Page        of        pages (including exhibits).  Exhibit Index on Page     .
     ------    ------                                                   -----

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

        As of December 31, 1996 the Partnership owned the two real property investments described below. In 1990, a third-party mortgage lender foreclosed on a third real estate investment. In 1996, the Partnership sold two other real estate investments. The principal terms of these sales are set forth in the following table:


     INVESTMENT       MONTH/YEAR OF SALE  NET SALE PROCEEDS  DISTRIBUTION/UNIT  DISTRIBUTION MONTH/YEAR
Investment Four                     4/96        $11,148,837            $177.00                     4/96
Investment Five/1/                  8/96        $ 5,202,964            $150.00                     8/96


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

        A.  Warehouse Building in Anaheim, California.
            -----------------------------------------

          On December 30, 1986, the Partnership acquired for $2,000,000 a 60% interest in a joint venture formed with Davis Anaheim Distribution Center Associates ("Davis Development") to construct a one-story warehouse building containing approximately 106,000 square feet of space on a 4.9-acre parcel of land in Anaheim, California. The building was 100% leased as of December 31, 1996. The joint venture agreement, as amended, entitled the Partnership to receive a current preferred return on its capital contribution at the rate of 10% per annum and to receive an additional return at the rate of 0.5% per annum which could be accrued and paid out of sale or refinancing proceeds if sufficient cash flow was not currently available therefor. In addition, the Partnership was entitled to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

----------
/1/ Represents net sale proceeds to the Partnership after repayment of related mortgage loan.

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

          Subsequently, the Partnership increased its investment in the joint venture by committing to make deficit loans to the venture in the maximum amount of $477,000, of which $436,276 was funded. Davis Development committed to make deficit loans to the joint venture in the maximum amount of $318,000, of which $290,850 was funded. The loans bore interest at a rate equal to the prime rate charged by Wells Fargo Bank. As of June 4, 1993, the Partnership's interest was increased from 60% to 61.6%, since Davis Development did not match its proportionate share of a $30,000 operating deficit incurred during the month of May, 1993. The joint venture agreement provided for the repayment of principal and interest on deficit loans from cash flow to the extent that such cash is available after payment of any accrued preferential returns.

        Effective January 1, 1996, the joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership.

        B.  Warehouse/Service Center Buildings in Atlanta, Georgia.
            ------------------------------------------------------

      On December 4, 1987, the Partnership acquired a 34.2% interest in a joint venture formed with Copley Realty Income Partners 2; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") which had a 25.8% interest, and an affiliate of Hill Properties, Inc. ("Hill"). Effective January 1, 1990, the joint venture agreement was amended to increase the Partnership's ownership interest in the joint venture to 38.19% and the Affiliate's interest to 28.81%. As of September 3, 1991, as a result of Hill's inability to fund its share of capital contributions, the Partnership and the Affiliate assumed 100% ownership of the property with the Partnership having a 57% interest. As of December 31, 1996, the Partnership had contributed $1,932,300 to the capital of the joint venture. The joint venture agreement, as amended, entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.25% per annum. The joint venture agreement also entitles the Partnership to receive 57% of cash flow following payment of the preferred return and 57% of the net proceeds of sales and financings following return of the Partnership's and the Affiliate's capital contribution.

      The Partnership also committed to make a loan to the joint venture in the maximum amount of $4,622,700. On October 4, 1989, the Partnership increased its maximum commitment to $4,964,700, of which $4,850,094 had been funded as of December 31, 1996. The loan has a term of ten years and is secured by a first mortgage on the land and buildings. Interest only is payable monthly at the rate of 10.25% per annum. The loan is prepayable at any time, subject to payment of a premium designed to give the Partnership the equivalent yield as if the loan had been outstanding until maturity. The Affiliate also committed to make a loan to the joint venture in the maximum amount of $3,487,300, increased to $3,745,300 on October 4, 1989, of which $3,658,843 had been funded as of December 31, 1996. This loan has the same terms and conditions as the loan from the Partnership and is pari passu with the loan from the Partnership.

      The Partnership and the Affiliate own approximately 14.9 acres of land in the Medlock Oaks Business Park in Atlanta, Georgia and five service center buildings containing 173,916 square feet of space located thereon. As of December 31, 1996 the five buildings were 97% leased. On February 4, 1997, the joint venture entered into a contract for sale of this investment at a price which exceeded the carrying value.

Item 2.  Properties
         ----------

      The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

                             ESTIMATED  NUMBER OF
                               1997      TENANTS                            SQUARE    ANNUAL                             LINE OF
                              ANNUAL     WITH 10%                          FEET OF   CONTRACT                           BUSINESS
                              REALTY     OR MORE         NAME(S) OF          EACH      RENT       LEASE     RENEWAL   OF PRINCIPAL
         PROPERTY              TAXES     OF GLA *         TENANT(S)         TENANT   PER S. F.  EXPIRATION  OPTIONS      TENANTS
------------------------------------------------------------------------------------------------------------------------------------

Warehouse Building in          $42,608          3   E.B. Bradley             24,892      $4.80        7/01   None    Distribution,
 Anaheim, CA                                                                                                         light assembly
                                                    Computer                 28,224      $4.98        9/97   None    Distribution
                                                    Transport, Inc.
                                                    Arroyo Plastics,         53,116      $5.04       12/02   None    Distribution
                                                    Inc.

Warehouse/Service Center       $88,464          2   Valmet-Sentrol,          22,727      $7.40       11/98   None    Engineering
 Bldgs in Atlanta, GA                               Ltd.                                                             industry
                                                                                                                     measurements &
                                                                                                                     controls
                                                    Allen-Bradley Co.        22,679      $7.27        7/98   None    Industrial
                                                                                                                     automation
                                                                                                                     products
------------------------------------------------------------------------------------------------------------------------------------


      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

                                                                       Rental       Net Effective
                                      Gross Leasable     Year-End      Revenue           Rent
       PROPERTY                            Area          Occupancy   Recognized       ($/sf/yr)*
-------------------------------------------------------------------------------------------------
Warehouse Building in Anaheim, CA
         1992                             106,232           100%     $  533,216             $5.02
         1993                             106,232           100%     $  420,364             $3.96
         1994                             106,232           100%     $  437,045             $4.11
         1995                             106,232           100%     $  469,666             $4.42
         1996                             106,232           100%     $  492,479             $4.64

Service Center Buildings in Atlanta, GA
         1992                             173,916            88%     $1,044,485             $6.71
         1993                             173,916            98%     $1,025,068             $6.44
         1994                             173,916           100%     $1,087,696             $6.30
         1995                             173,916            95%     $1,101,894             $6.63
         1996                             173,916            97%     $1,165,073             $6.91
-------------------------------------------------------------------------------------------------

* Net Effective Rent Calculation is based on the average occupancy during the respective year.

      Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:


                                          TENANT AGING REPORT

                PROPERTY                  # OF LEASE      TOTAL            TOTAL          PERCENTAGE OF
                                          EXPIRATIONS  SQUARE FEET  ANNUAL CONTRACT RENT   GROSS ANNUAL
                                                                                             RENTAL*
-------------------------------------------------------------------------------------------------------
Warehouse Building in Anaheim, CA
---------------------------------
                  1997                              1          28,224        $140,556                27%
                  1998                              0            0              $0                    0%
                  1999                              0            0              $0                    0%
                  2000                              0            0              $0                    0%
                  2001                              1          24,892        $119,484                22%
                  2002                              1          53,116        $267,708                51%
                  2003                              0            0              $0                    0%
                  2004                              0            0              $0                    0%
                  2005                              0            0              $0                    0%
                  2006                              0            0              $0                    0%

Service Center Buildings in Atlanta, GA
---------------------------------------
                  1997                              7          51,498        $379,428                31%
                  1998                              6          70,012        $514,428                42%
                  1999                              7          41,301        $266,520                22%
                  2000                              1           6,073        $ 53,568                 5%
                  2001                              0            0              $0                    0%
                  2002                              0            0              $0                    0%
                  2003                              0            0              $0                    0%
                  2004                              0            0              $0                    0%
                  2005                              0            0              $0                    0%
                  2006                              0            0              $0                    0%
-------------------------------------------------------------------------------------------------------

*   DOES NOT INCLUDE EXPENSES PAID BY TENANTS.

 TENANTS.



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

Depreciable Assets
                                                    Rate of               Life    Accumulated
        Entity / Property            Tax Basis   Depreciation   Method  in years  Depreciation

East Anaheim Distribution Center
--------------------------------
Building                            $ 1,785,598          5.26%    SL          19    $  949,283
Tenant Improvements                     821,644          3.17%    SL        31.5       217,140
                                    -----------                                     ----------
Total Depreciable Assets              2,607,242                                      1,166,423

Medlock Oaks Associates
--------------------------------
Building                            $ 5,431,792          5.26%    SL          19    $2,591,971
Tenant Improvements                     209,361          2.56%    SL          39         9,979
Tenant Improvements                   3,041,330          3.17%    SL        31.5       603,853
                                    -----------                                     ----------
Total Depreciable Assets              8,682,483                                      3,205,803

Total Depreciable Assets            $11,289,725                                     $4,372,226
                                    ===========                                     ==========
----------------------------------------------------------------------------------------------

SL = Straight Line Depreciation

      Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

       A.  Warehouse Building in Anaheim, CA.
           ----------------------------------

       This property is located within the Orange County industrial market, consisting of 228 million square feet. Anaheim is a desirable industrial location due to its close proximity to major freeways and the central portion of Orange County. At September 30, 1996, overall vacancy was 7.8%, down from 9.3% twelve months earlier. The property more specifically is located within the North Orange County industrial submarket, which has an inventory of 101 million square feet, or 44% of the total Orange County market. As of September 30, 1996, the North Orange County vacancy rate was 6.6%, down from the 8.1% vacancy rate reported one year ago and 11% two years ago. Approximately 3.7 million square feet of new industrial space was either under construction or had been completed as of September 30, 1996 within the Orange County market.

       B.  Industrial/Service Center Buildings in Atlanta, GA.
           ---------------------------------------------------

       This investment is located in the Metropolitan Atlanta Industrial market which totaled 294 million square feet at September 30, 1996, an increase of more than nine million square feet from December 31, 1995, including approximately
6.7 million square feet from speculative construction. Overall vacancy was 6% at September 30, 1996, a slight increase from the 5.4% recorded at year end 1995. The Northeast/I-85 submarket had a total inventory of approximately 82.5 million square feet, which represents an increase of 4.3 million square feet from year end 1995. Submarket vacancy increased during the first three quarters of the year from 4.4% to 5.4% at September 30, 1996.

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

        As of December 31, 1996, there were 2,288 holders of Units.

        The Partnership's Amended and Restated Agreement of Limited
Partnership dated August 7, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $12,452,964, including $11,307,987 ($327 per limited partnership unit) representing proceeds from the sales of two properties. For the year ended December 31, 1995, cash distributions paid in 1995, or distributed after year end with respect to 1995, to the Limited Partners as a group totaled $2,161,312.

        Largely due to the capital distributions mentioned above, total cash distributions exceeded net income in 1996, and reduced partners' capital accordingly. Regular cash distributions from operations, however, were less than cash provided by operations. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                       For Year       For Year    For Year     For Year     For Year
                       Ended or       Ended or    Ended or     Ended or     Ended or
                       As of:         As of:      As of:       As of:       As of:
                       12/31/96 (2)   12/31/95    12/31/94     12/31/93     12/31/92
                       ------------   --------    --------     --------     --------

Revenues               $1,689,421   $ 2,864,780   $3,064,367  $ 2,979,336  $ 3,042,933

Net Income (Loss) (1)  $1,709,735   $  (983,224)  $1,531,224  $ 1,679,020  $ 1,711,107

Net Income (Loss)
per Limited
Partnership Unit       $    48.95   $    (28.15)  $    43.84  $     48.07  $     48.99

Total Assets           $9,853,360   $24,886,471  $28,270,811  $29,253,029  $29,969,921

Mortgage Loan          $        0   $ 4,238,857  $ 4,363,307  $ 4,474,343  $ 4,574,853

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to the
previous year          $   360.11   $     62.50  $     70.00  $     66.25  $     65.00
                       ----------   -----------  -----------  -----------  -----------


/(1)/ Net Income (Loss) includes charges of $250,000, $2,600,000 and $200,000 in
      1996, 1995 and 1994, respectively, related to impairment of the carrying values of certain investments.

/(2)/ Net Income includes gains totaling $906,542 on the sales of properties.
      Cash distributions include returns of capital totaling $327.00 per Limited Partnership Unit.

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

      On April 9, 1996, the Partnership sold the Zehntel property for $11,449,612, of which $4,215,073 was used to pay off the related mortgage loan and $506,687 was used to complete certain improvements. Net proceeds to the Partnership, after closing costs, was $11,148,837. A disposition fee of $343,488 was accrued but not paid to the advisor. On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit), which reduced the adjusted capital contribution to $823 per unit.

      On August 13, 1996, the United Exposition property was sold for $5,372,500. The Partnership received net proceeds of $5,202,964, after closing costs. A disposition fee of $161,175 was accrued but not paid to the advisor. On August 29, 1996, the Partnership made a capital distribution of $5,187,150 ($150 per limited partnership unit), which reduced the adjusted capital contribution to $673 per unit.

      At December 31, 1996, the Partnership had $1,465,082 in cash and cash equivalents and short-term investments, of which $235,081 was used for cash distributions to partners on January 30, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1995 were made at an annualized rate of 7.0% on a capital contribution of $1,000 per unit. Distributions of cash from operations for the remaining three quarters of 1995 were made at an annualized rate of 6.0%. The distribution rate was decreased due to the restructuring and extension of a lease at the Zehntel property, as discussed below. Distributions of cash from operations were made at an annualized rate of 4.0% for all four quarters of 1996; the second and third quarter distribution rates were based on the weighted average adjusted capital contribution. The distribution rate was decreased to 4.0% in 1996, in line with the cash flow decreases resulting from the sale of the Zehntel and United Exposition investments.

      The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the aggregate appraised value of the Partnership's investments was approximately $800,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
---------------------

      Form of Real Estate Investments

      The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership. The Anaheim investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was dissolved and all of its assets and liabilities were transferred to the Partnership, whereby the property became wholly-owned by the Partnership. The Zehntel and United Exposition investments, which were sold in April and August of 1996, respectively, were wholly-owned properties.

      Operating Factors

      The Zehntel property, which is comprised of two R&D buildings, was fully leased to a single tenant through June, 1996. During the third quarter of 1995, the Partnership signed a lease extension with the lessee for one of the buildings through December, 2000. The extension was retroactive to April 1, 1995, and was at a lower rental rate than under the previous lease. In the third quarter of 1995, the tenant sub-leased the second building to a sub-tenant which executed a primary lease for the building through June 2002. During the third quarter of 1995, after deciding to market the Zehntel property for sale, the Managing General Partner determined that the Partnership would not likely recover its carrying value over the shortened investment period. Accordingly, the Partnership reduced the carrying value to its estimated net fair market value, less selling costs, with a charge to operations of $2,200,000. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the estimate based on the terms of the sale transaction discussed above. The Partnership recognized a gain of $21,483 ($.62 per limited partnership unit) upon final settlement of the sale transaction.

      The United Exposition property also consists of two buildings which have been 100% leased to one tenant since 1987. The Partnership recognized a gain of $885,059 ($25.34 per limited partnership unit) on the sale.

      At Medlock Oaks, occupancy was 97%, 95% and 100% at December 31, 1996, 1995 and 1994, respectively. The Managing General Partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. In the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $250,000 through a charge to operations. The property is now under contract for sale, which is expected to close in the second quarter of 1997. The selling price will exceed the carrying value of the investment.

      Occupancy at the Anaheim Distribution Center property was 100% at December 31, 1996, 1995 and 1994. One lease expires during 1997, representing 27% of the space.

      Two tenants each contributed more than 10% of the total rental revenue from the Partnership's investments (collectively 55%) in 1996. These tenants were occupants of the properties sold during 1996.

      Investment Results

      1996 Compared to 1995

      Exclusive of the valuation allowances related to Medlock Oaks in 1996 and Zehntel in 1995, aggregate operating results from real estate investments were $1,176,591 in 1996 and $1,870,411 in 1995. The Zehntel and United Exposition properties were owned for only a portion of 1996, which resulted in a decrease in operating income of $784,000. Operating income from Anaheim Distribution Center increased by $46,000 between 1996 and 1995 primarily due to rental increases and lower depreciation charges. Operating income from Medlock Oaks also increased by $40,000 due to rental increases.

      Interest on cash equivalents and short-term investments decreased by $3,000 in 1996 as compared to 1995, primarily due to lower invested balances as well as lower short-term yields.

      Cash flow provided by operating activities decreased by $1,103,000 between 1996 and 1995. This change was primarily caused by the Zehntel and United Exposition sales, including the payment of $77,000 for lease commissions at Zehntel, and the payment of $207,000 held by the Partnership as various deposits. These decreases were partially offset by an increase in cash flow from Medlock Oaks and by changes in working capital items.


1995 Compared to 1994

      Exclusive of the valuation allowances related to Zehntel in 1995 and Medlock Oaks in 1994, operating results from real estate investments were $1,870,411 in 1995 and $2,031,065 in 1994. The decrease primarily stems from reduced rental income after the lease restructuring at Zehntel. Operating results also declined by $30,000 at Medlock Oaks due to lower average occupancy, as well as the write-off of tenant improvements. These decreases were partially offset by a $68,000 improvement in operating results at Anaheim due to increased rentals and a decrease in amortization of tenant improvements.

      Interest on cash equivalents and short-term investments increased by $36,000 in 1995 as compared to 1994, primarily as a result of an increase in short-term yields and higher average invested balances.

      Cash flow from operations decreased by $295,000 in 1995 compared to 1994, consistent with the change in operating results before the investment valuation allowances.


      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $32,000 or 22%, in 1996 as compared to 1995, primarily due to a decrease in legal and professional fees. General and administrative expenses increased $16,000 or 12% between 1994 and 1995, primarily due to increased professional fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. Management fees decreased in both 1996 and 1995 compared to the respective prior years due to the decreases in distributable cash flow.

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


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

        (a) and (b) Identification of Directors and Executive Officers.
        --------------------------------------------------------------

        The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996.


Name                       Position(s) with the Managing General Partner        Age
----                       ---------------------------------------------        ---

Joseph W. O'Connor         President, Chief Executive Officer and Director      50
Daniel J. Coughlin         Managing Director and Director                       44
Peter P. Twining (1)       Managing Director, General Counsel and Director      50
Wesley M. Gardiner, Jr.    Vice President                                       38
Daniel C. Mackowiak        Principal Financial and Accounting Officer           45
James J. Finnegan (2)      Managing Director, General Counsel and Director      36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997

        Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on November 14, 1985. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

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

        Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

        Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

        Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

        Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice
President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

      Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

      James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

        Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

       (f)  Involvement in Certain Legal Proceedings.
            ----------------------------------------

       None.

Item 11.    Executive Compensation.
            ----------------------

        Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to the Financial Statements.

        The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash distributions to General Partners include amounts distributed after year end with respect to 1996.


                                                                             Amount of Compensation
Receiving Entity                    Type of Compensation                     and Reimbursement
----------------                    --------------------                     -----------------

AEW Real Estate Advisors, Inc.      Disposition Fees, Management Fees,
(formerly known as Copley Real      and Reimbursement of Expenses
Estate Advisors, Inc.)                                                          $    635,046

General Partners                    Share of Distributable Cash                       11,565

New England Securities              Servicing Fees and
Corporation                         Reimbursement of Expenses                          3,541
                                                                                ------------

                                    TOTAL                                       $    650,152
                                                                                ============

        For the year ended December 31, 1996, the Partnership allocated $10,948 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

       (b)  Security Ownership of Management.
            --------------------------------

          The General Partners of the Partnership owned no Units at December 31, 1996.

       (c)  Changes in Control.
            ------------------

          There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

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

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

       (a)  The following documents are filed as part of this report:

          (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statements Index No. 2 are filed as part of this Annual Report.

          (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

          (3)   Exhibits--The Exhibits listed in the accompanying Exhibit
Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

       (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                      COPLEY REALTY INCOME PARTNERS 1;

                           A LIMITED PARTNERSHIP



                            Financial Statements

                               * * * * * * *



                             December 31, 1996

                        COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                        Page #
Report of Independent
Accountants...............................................................

Financial Statements:

        Balance Sheet - December 31, 1996 and 1995........................

        Statement of Operations - For the Years Ended December 31, 1996,
          1995 and 1994...................................................

        Statement of Changes in Partners' Capital (Deficit) -
        For the Years Ended December 31, 1996, 1995 and 1994..............

        Statement of Cash Flows - For the Years Ended December 31, 1996,
          1995 and 1994...................................................

          Notes to Financial Statements...................................


Financial Statement Schedule:

          Schedule III - Real Estate and Accumulated Depreciation at
          December 31, 1996...............................................

                       Report of Independent Accountants
                       ---------------------------------


To the Partners

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors, for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of First Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Medlock Oaks joint venture investee for the years ended December 31, 1996, 1995 and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this joint venture investee was $280,509, $240,331 and $270,638 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of the Partnership's investment in Anaheim Distribution Center for the years ended December 31, 1996, 1995 and 1994. Operating income for this investment totalled $410,656 for the year ended December 31, 1996, and equity in joint venture income was $250,312 and $182,243 for the years ended December 31, 1995 and 1994. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Medlock Oaks for the years ended December 31, 1996, 1995 and 1994, and for the operating income and the equity in joint venture income for Anaheim Distribution Center for the years ended December 31, 1996, 1995 and 1994, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation.
We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for impaired long-lived assets and for long-lived assets to be disposed of effective January 1, 1995 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".


/s/  Price Waterhouse LLP
-------------------------
Boston, Massachusetts
March 26, 1997

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

BALANCE SHEET

                                                           December 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------   -----------
ASSETS

Real estate investments:
  Property, net                                      $3,684,199   $13,441,466
  Joint ventures                                      4,704,079     8,971,192
                                                     ----------   -----------
                                                      8,388,278    22,412,658

Cash and cash equivalents                             1,166,590       449,092
Short-term investments                                  298,492     1,465,991
Deferred rent receivable                                      -       558,730
                                                     ----------   -----------

                                                     $9,853,360   $24,886,471
                                                     ==========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan                                        $        -   $ 4,238,857
Accounts payable                                         49,902       276,581
Accrued management fee                                   23,250        51,820
Deferred disposition fee                                504,663             -
                                                     ----------   -----------
Total liabilities                                       577,815     4,567,258
                                                     ----------   -----------

Partners' capital (deficit):
    Limited partners ($673 and $1,000 per
    unit, respectively; 100,000 units authorized,
    34,581 units issued and outstanding)              9,375,845    20,422,156
    General partners                                   (100,300)     (102,943)
                                                     ----------   -----------
Total partners' capital                               9,275,545    20,319,213
                                                     ----------   -----------

                                                     $9,853,360   $24,886,471
                                                     ==========   ===========



                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                        Year ended December 31,
                                                  -------------------------------------
                                                     1996         1995          1994
                                                  ----------   -----------   ----------
INVESTMENT ACTIVITY

Property rentals                                  $1,302,434   $ 2,264,643   $2,538,256
Property operating expenses                          (84,876)            -            -
Depreciation and amortization                       (206,677)     (423,712)    (493,677)
Interest and other expenses                         (114,799)     (461,163)    (466,395)
                                                  ----------   -----------   ----------
                                                     896,082     1,379,768    1,578,184

Joint venture earnings                               280,509       490,643      452,881

Investment valuation allowances                     (250,000)   (2,600,000)    (200,000)
                                                  ----------   -----------   ----------

 Total real estate operations                        926,591      (729,589)   1,831,065

Gain on sales of property                            906,542             -            -
                                                  ----------   -----------   ----------
  Total real estate activity                       1,833,133      (729,589)   1,831,065

Interest on cash equivalents
 and short-term investments                          106,478       109,494       73,230
                                                  ----------   -----------   ----------

 Total investment activity                         1,939,611      (620,095)   1,904,295
                                                  ----------   -----------   ----------
PORTFOLIO EXPENSES

Management fee                                       114,383       215,915      241,825
General and administrative                           115,493       147,214      131,246
                                                  ----------   -----------   ----------
                                                     229,876       363,129      373,071
                                                  ----------   -----------   ----------

NET INCOME (LOSS)                                 $1,709,735   $  (983,224)  $1,531,224
                                                  ==========   ===========   ==========

Net income (loss) per limited partnership unit    $    48.95   $    (28.15)  $    43.84
                                                  ==========   ===========   ==========

Cash distributions per limited
 partnership unit                                 $   368.38   $     65.00   $    70.00
                                                  ==========   ===========   ==========

Number of limited partnership units
 outstanding during the year                          34,581        34,581       34,581
                                                  ==========   ===========   ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                          Year ended December 31,
                                ----------------------------------------------------------------------------
                                          1996                      1995                        1994
                                -------------------------   -----------------------  -----------------------
                                 General       Limited      General      Limited      General     Limited
                                 Partners     Partners      Partners     Partners    Partners     Partners
                                ----------  -------------  ----------  ------------  ---------  ------------


Balance at beginning of year    $(102,943)  $ 20,422,156   $ (70,405)  $23,643,312   $(61,266)  $24,548,070

Cash distributions                (14,454)   (12,738,949)    (22,706)   (2,247,764)   (24,451)   (2,420,670)

Net income (loss)                  17,097      1,692,638      (9,832)     (973,392)    15,312     1,515,912
                                ---------   ------------   ---------   -----------   --------   -----------

Balance at end of year          $(100,300)  $  9,375,845   $(102,943)  $20,422,156   $(70,405)  $23,643,312
                                =========   ============   =========   ===========   ========   ===========


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                           Year ended December 31,
                                                   ----------------------------------------
                                                           1996          1995          1994
                                                   ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  1,709,735   $  (983,224)  $ 1,531,224
Adjustments to reconcile net income (loss)
   to net cash provided by operating
     activities:
   Depreciation and amortization                        206,677       423,712       493,677
   Investment valuation allowances                      250,000     2,600,000       200,000
   Equity in joint venture net income                  (280,509)     (490,643)     (452,881)
   Cash distributions from joint
     ventures                                           575,189       813,600       691,428
   Gain on sales of property                           (906,542)            -             -
   Deferred leasing commissions                        (144,245)     (168,853)            -
   Decrease (increase) in investment income
     receivable                                          19,420       (17,841)        1,203
   Increase (decrease) in operating liabilities        (255,249)       (6,197)       42,715
   Decrease in property working capital                  56,344       163,231       121,516
                                                   ------------   -----------   -----------
Net cash provided by operating activities             1,230,820     2,333,785     2,628,882
                                                   ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sales of property                 15,847,138             -             -
 Deferred disposition fees                              504,663             -             -
 Investment in property                              (1,020,942)            -       (10,567)
 Repayment of loan by joint venture                           -        20,878        17,192
 Decrease (increase) in short-term
    investments, net                                  1,148,079    (1,148,945)      348,256
                                                   ------------   -----------   -----------
 Net cash provided by (used in)
      investing activities                           16,478,938    (1,128,067)      354,881
                                                   ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of mortgage loan                          (4,238,857)     (124,450)     (111,036)
 Distributions to partners                          (12,753,403)   (2,270,470)   (2,445,121)
                                                   ------------   -----------   -----------
 Net cash used in financing activities              (16,992,260)   (2,394,920)   (2,556,157)
                                                   ------------   -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                           717,498    (1,189,202)      427,606

Cash and cash equivalents:
  Beginning of year                                     449,092     1,638,294     1,210,688
                                                   ------------   -----------   -----------
  End of year                                      $  1,166,590   $   449,092   $ 1,638,294
                                                   ============   ===========   ===========

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

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

          Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in August 1986, and acquired the two real estate investments it currently owns prior to the end of 1987. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the Managing General Partner expects to extend the investment period at least into 1998, having determined it to be in the best interest of the limited partners.

          The Managing General Partner of the Partnership is First Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

          On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

          Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.


Management
----------

          AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($16,000 in 1996, $17,746 in 1995, and $6,270 in 1994).
Acquisition fees were based on 3% of the gross proceeds from the offering available for investment and paid at the time commitments were initially funded. Disposition fees are generally 3% of the selling price of property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

          New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,541, $3,193 and $4,468 in 1996, 1995 and 1994, respectively.

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

Real Estate Joint Ventures
--------------------------

          Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. For its one remaining joint venture investment, the Partnership records its ownership share of the operating results, after the elimination of all inter-entity transactions, since its venture partner, an affiliate of the Partnership, has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

Property
--------

          Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets. The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

Capitalized Costs, Depreciation and Amortization
------------------------------------------------

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

Realizability of Real Estate Investments
----------------------------------------

          The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No. 121 as of January 1, 1995, the reduction in the investment carrying value was to estimated net realizable value.

          The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996, the aggregate appraised value of the Partnership's investments was approximately $800,000 greater than their carrying value after giving effect to previously recorded valuation allowances. At December 31, 1995, the appraised value of one of the Partnership's investments exceeded its related carrying value by $1,400,000. The carrying values of the remaining investments approximated their related appraised values.

          The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Cash Equivalents and Short-Term Investments
-------------------------------------------

          Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

          The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments are in commercial paper with less than two months and five months, respectively, remaining to maturity.

Deferred Disposition Fees
-------------------------

          According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of the fees, however, is contingent upon the limited partners first receiving their capital, plus a stipulated return thereon. Since inception, the Partnership has sold two investments and has accrued disposition fees totaling $504,663 through December 31, 1996.

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

NOTE 3 - INVESTMENT IN PROPERTY
-------------------------------

          The following is a summary of the Partnership's investment in property:

                                        December 31,
                                  -------------------------
                                     1996          1995
                                  -----------  ------------

Land                              $1,279,147   $ 7,973,584
Buildings and improvements         2,482,904    12,085,214
Investment valuation allowance             -    (2,600,000)
Other net assets                       5,819       156,818
Accumulated depreciation             (83,671)   (4,174,150)
                                  ----------   -----------

       Net carrying value         $3,684,199   $13,441,466
                                  ==========   ===========

          The net carrying value at December 31, 1996 relates solely to Anaheim Distribution Center. The net carrying value at December 31, 1995 was comprised of the Zehntel and United Exposition properties at $9,533,690 and $3,907,776, respectively.

          The buildings and improvements of Anaheim Distribution Center are being depreciated over 30 years, beginning January 1, 1996.

Anaheim Distribution Center
---------------------------

          On December 30, 1986, the Partnership entered into a joint venture with an affiliate of Davis Development to construct and operate an industrial facility located in Anaheim, California. The Partnership invested $5,216,276 in the joint venture in the form of capital contributions and loans. Effective January 1, 1996, the joint venture was dissolved and ownership of the venture's net assets was assigned to the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($3,763,820) was allocated to land, building and improvements, and other net operating assets.

          The aggregate minimum rents under non-cancelable leases are as follows: 1997-$487,000; 1998-$394,000; 1999-$406,000; 2000-$419,000; 2001-
$381,000; thereafter-$318,000.


Zehntel
-------

          On September 11, 1986, the Partnership acquired two one-story research and development buildings and land located in Walnut Creek, California, subject to a first mortgage loan. The property was listed for sale during the third quarter of 1995, and the indication from the market was that the Partnership would likely not recover its net carrying value over the shortened investment period. Accordingly, the Partnership recognized an investment valuation allowance of $2,200,000 through a charge to operations. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the fair market value estimate based on the terms of the pending sale transaction. The property was sold on April 9, 1996 for $11,449,612, of which $4,215,073 was used to repay the related mortgage loan and $506,687 was used to complete certain improvements and pay certain costs, as conditions of the sale. After closing costs, the Partnership received net proceeds of $11,148,837 and recognized a gain of $21,483 ($0.62 per limited partnership unit) on the sale. (Approximately $50,000 was received in the fourth quarter of 1996, upon the finalization of all conditions.) A disposition fee of $343,488 was accrued but not paid to the advisor. On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit) from the proceeds.


United Exposition
-----------------

          On October 28, 1987, the Partnership acquired two industrial buildings and land located in Las Vegas, Nevada. On August 13, 1996, the United Exposition property was sold for $5,372,500. The Partnership received net proceeds of $5,202,964, after closing costs, and recognized a gain of $885,059 ($25.34 per limited partnership unit). A disposition fee of $161,175 was accrued but not paid to the advisor. On August 29, 1996, the Partnership made a capital distribution of $5,187,150 ($150 per limited partnership unit) from the proceeds.


NOTE 4 - REAL ESTATE JOINT VENTURES
-----------------------------------

          The Partnership was invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm. One joint venture investment was restructured into a wholly-owned property in 1996. The Partnership made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to these ventures. The Joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

          The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firms, or their affiliates, also provide various services to the joint ventures for a fee.

          The following is a summary of cash invested in joint ventures, net of returns of capital or principal, and excluding investment acquisition fees:

                                   Rate of             Ownership              December 31,
                                                                         ----------------------
Investment/Location            Return/Interest          Interest            1996        1995
-----------------------------  ----------------  ----------------------  ----------  ----------

Anaheim Distribution Center
  Anaheim, California                     10.5%      1995 - 61.6%   (C)           -  $2,012,000
                                          11.0%                     (L)           -  $2,670,331
                                          Prime                     (L)           -  $  454,276

Medlock Oaks
   Atlanta, Georgia                      10.25%                57%  (C)  $1,932,300  $1,932,300
                                         10.25%                     (L)  $4,850,094  $4,850,094

(C) Capital contribution
(L) Loan

Medlock Oaks
------------

          On December 4, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of Hill Properties, Ltd., to construct and operate five warehouse and service center buildings located in Atlanta, Georgia. The Partnership made a capital contribution of $1,932,300 to the venture which is subject to preferential returns of 10.25% per annum. In addition, the Partnership made a construction/permanent mortgage loan to the venture of $4,964,700, which bears interest at 10.25% per annum.

          On September 3, 1991, ownership of the investment was restructured as a result of the management/development firm's decision not to contribute its required proportionate share of capital to fund operating deficits. Its ownership interest was assigned pro rata to the Partnership and its affiliate. As a result, the Partnership's ownership interest increased from 38.19% to 57%.

          The aggregate minimum rents due to the venture under non-cancelable leases are $950,240, $679,580, $206,515 and $60,062 in 1997 through 2000, respectively.

          The Managing General Partner determined in 1994 that the carrying value of this investment should be reduced to its net realizable value. Accordingly, the carrying value was reduced by $200,000 with a charge to operations. In the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $250,000 through a charge to investment valuation allowances. The property is now under contract for sale which is expected to close in the second quarter of 1997. The selling price will exceed the investment carrying value of $4,704,079 at December 31, 1996. For the year then ended, the Partnership's share of joint venture earnings was $280,509.

Summarized Financial Information
--------------------------------

        The following summarized financial information is presented in the aggregate for the investments in joint ventures:


                       Assets and Liabilities
                       ----------------------

                                                       December 31,
                                               --------------------------
                                                  1996            1995
                                               ----------     -----------
Assets
  Real property, at cost less
   accumulated depreciation
   of $2,821,679 and $3,469,239                $7,702,658     $11,520,507
 Other                                            288,149         352,804
                                               ----------     -----------
                                                7,990,807      11,873,311

Liabilities                                        86,084         104,215
                                               ----------     -----------

  Net assets                                   $7,904,723     $11,769,096
                                               ==========     ===========



                       Results of Operations
                       ---------------------

                                            Year ended December 31,
                                   --------------------------------------
                                      1996        1995            1994
                                   ----------  ----------     -----------
Revenue
  Rental income                    $1,165,073  $1,571,560     $ 1,524,741
  Other                               114,609     110,184         113,514
                                   ----------  ----------     -----------
                                    1,279,682   1,681,744       1,638,255
                                   ----------  ----------     -----------

Expenses
  Depreciation and amortization       454,305     579,916         595,450
  Operating expenses                  321,958     409,923         365,800
                                   ----------  ----------     -----------
                                      776,263     989,839         961,250
                                   ----------  ----------     -----------

Net income                         $  503,419  $  691,905     $   677,005
                                   ==========  ==========     ===========

          Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

          Effective January 1, 1996, the Anaheim joint venture was dissolved. Accordingly, the 1996 amounts relate only to the Medlock Oaks joint venture.

NOTE 5 - INCOME TAXES
---------------------

          The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                Year ended December 31,
                                   --------------------------------------------------
                                             1996               1995         1994
                                   ------------------------  -----------  -----------

Net income (loss) per financial
  statements                                    $1,709,735   $ (983,224)  $1,531,224
Timing differences:
  Property rentals                                    (301)     303,432       48,406
  Joint venture earnings                          (136,605)    (153,412)     (58,493)
  Expenses                                         (24,383)       3,978        3,978
  Depreciation method                             (131,172)    (101,083)     (19,083)
  Valuation allowance                              250,000    2,600,000      200,000
  Loss on sale                                    (572,443)           -            -
                                                ----------   ----------   ----------

Taxable income                                  $1,094,831   $1,669,691   $1,706,032
                                                ==========   ==========   ==========


NOTE 6 - PARTNERS' CAPITAL
--------------------------

          Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

          Net sale proceeds and financing proceeds will be allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, are allocated 99% to the limited partners and 1% to the general partners.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

          Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $235,081 ($6.73 per limited partnership unit).

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                               Initial Cost to                              Costs Capitalized
                                                               the Partnership                           Subsequent to Acquisition
                                           ----------------------------------------------------          -------------------------
                                               Encum -                            Buildings &            Improve -      Carrying
Description                                    brances             Land         Improvements                ments         Costs
-----------                                ---------------    --------------    ---------------          -----------    ----------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut                          Notes  A
Creek, California.                              and  B           $6,777,729         $7,956,466           $1,371,782         --

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.                   Note B             $1,195,749         $3,980,657              $12,642         --

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.                 Note B             $1,279,147         $2,456,841             $111,186         --


                                                              --------------    ---------------          -----------
            Total wholly owned                                   $9,252,625        $14,393,964           $1,495,610
                                                              ==============    ===============          ===========




57% interest in Medlock Oaks
Associates. Owners of five      ---------------------------------------    See Note C  --------------------------------------------
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.


     Total real estate joint ventures

                                                             Gross amount at which
                                                          Carried at Close of Period
                                           --------------------------------------------------

                                                                                  Investment
                                                              Buildings &          Valuation
Description                                   Land            Improvements         Allowance
-----------                                -----------        ------------        -----------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                         $6,777,729          $9,328,248         ($2,571,667)

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.                $1,195,749          $3,993,299                  $0

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.              $1,279,147          $2,568,027                  $0


                                           -----------        ------------        -----------
            Total wholly owned             $9,252,625         $15,889,574         ($2,571,667)
                                           ===========        ============        ===========





57% interest in Medlock Oaks
Associates. Owners of five      ---------------------------------------    See Note C  --------------------------------------------
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.

     Total real estate joint ventures

                                                                          Accumulated           1996
Description                                          Total                Depreciation          Sales
-----------                                     ---------------          --------------    ---------------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                                 $13,534,310              $2,905,067       ($10,629,243)

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.                         $5,189,048              $1,366,207        ($3,822,841)

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.                       $3,847,147              $1,366,207                 $0


                                                ---------------          --------------    ---------------
            Total wholly owned                     $22,570,505              $5,637,481       ($14,452,084)
                                                ===============          ==============    ===============

57% interest in Medlock Oaks
Associates. Owners of five                          $4,704,079                N/A
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.

                                                _______________
     Total real estate joint ventures               $4,704,079
                                                ===============

                                                     Date of         Date     Depreciable
Description                                        Construction    Acquired      Life
-----------                                        -----------    ----------    -------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                                 1978 & 1980    09/11/86      25 Yrs

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.                        1964 & 1986    10/29/87      17 & 31.5 Yrs

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.                         1987        12/30/86      30 Yrs



            Total wholly owned


57% interest in Medlock Oaks                       Phase I -1987
Associates. Owners of five                         Phase II-1990  12/04/87      30 / 15 Yrs
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.


     Total real estate joint ventures


Note: (A) First mortgage with principal balance of $4,215,073 held by John Hancock Mutual Life Ins. Co. was paid off with proceeds of sale on April 9, 1996.

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE B
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


        Reconciliation of Real                                                                              1996
             Estate Owned                                               1995              1996           INVESTMENT
                                                    BALANCE         CAPITALIZED          OTHER            VALUATION
             DESCRIPTION                         AT  12/31/95       IMPROVEMENTS       NET  ASSETS        ALLOWANCE
--------------------------------------          ---------------   ----------------   ---------------   ---------------
       Walnut Creek, California                    $12,438,757         $1,031,003           $64,550                $0

          Las Vegas, Nevada                          5,176,859             12,189                 0                 0

    East Anaheim Distribution Ctr.                   3,763,820             26,063           (22,013)                0
                                                ---------------   ----------------   ---------------   ---------------
                                                   $21,379,436         $1,069,255           $42,537                $0
                                                ===============   ================   ===============   ===============


        Reconciliation of Real                                   ACCUMULATED                         ACCUMULATED
             Estate Owned                                       DEPRECIATION          1996          DEPRECIATION
                                                 BALANCE           BALANCE        DEPRECIATION         BALANCE
             DESCRIPTION                      AT  12/31/96      AT  12/31/95         EXPENSE        AT  12/31/96
--------------------------------------       ---------------   ---------------   ---------------   ---------------
       Walnut Creek, California                 $13,534,310        $2,905,067                $0        $2,905,067

          Las Vegas, Nevada                       5,189,048         1,269,083            97,124         1,366,207

    East Anaheim Distribution Ctr.                3,767,870                 0            83,671            83,671
                                             ---------------   ---------------   ---------------   ---------------
                                                $22,491,228        $4,174,150          $180,795        $4,354,945
                                             ===============   ===============   ===============   ===============

        Reconciliation of Real
             Estate Owned
                                                   1996          BALANCE (NET)
             DESCRIPTION                           SALES         AT  12/31/96
--------------------------------------        ---------------   ---------------
       Walnut Creek, California                 ($10,629,243)               $0

          Las Vegas, Nevada                       (3,822,841)                0

    East Anaheim Distribution Ctr.                         0         3,684,199
                                              ---------------   ---------------
                                                ($14,452,084)       $3,684,199
                                              ===============   ===============

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE C
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                                                            1996
                                                                        1996              1996         AMORTIZATION OF
                                         PERCENT    BALANCE       CASH INVESTMENT       EQUITY IN        ACQUISITION
             DESCRIPTION               OWNERSHIP AT  12/31/95     IN JOINT VENTURE    INCOME (LOSS)         FEES
-------------------------------------- --------  ---------------   ----------------   ---------------   ---------------
   East Anaheim Distribution  Ctr.        100%      $3,763,820                 $0                $0                $0


       Medlock Oaks Associates            57%        5,207,372                  0           280,509            (7,704)

                                                ---------------   ----------------   ---------------   ---------------
                                                    $8,971,192                 $0          $280,509           ($7,704)
                                                ===============   ================   ===============   ===============
                                                                                    1996
                                             1996  CASH           1996           CONVERSION
                                            DISTRIBUTIONS      INVESTMENT            TO
                                                FROM            VALUATION       WHOLLY-OWNED         BALANCE
             DESCRIPTION                    JOINT VENTURE       ALLOWANCE         PROPERTY        AT  12/31/96
--------------------------------------     ---------------   ---------------   ---------------   ---------------
   East Anaheim Distribution  Ctr.                     $0                $0       ($3,763,820)               $0


       Medlock Oaks Associates                   (526,098)         (250,000)                0         4,704,079

                                           ---------------   ---------------   ---------------   ---------------
                                                ($526,098)        ($250,000)      ($3,763,820)       $4,704,079
                                           ===============   ===============   ===============   ===============


                              FINANCIAL STATEMENTS
                                  INDEX NO. 2

             INDEPENDENT AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF MEDLOCK OAKS ASSOCIATES



                                                                        Page #


Independent Auditor's Report of Habif, Arogeti and Wynne, P.C.......

Balance Sheet - December 31, 1996 and 1995..........................

Statement of Operations - For the Years Ended
 December 31, 1996, 1995 and 1994...................................

Statement of Changes in Venturer's Equity (Deficit) - For the Years
 Ended December 31, 1996, 1995 and 1994.............................

Statement of Cash Flows - For the Years Ended
 December 31, 1996, 1995 and 1994...................................

Notes to Financial Statements.......................................

                            MEDLOCK OAKS ASSOCIATES

                             FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

                            MEDLOCK OAKS ASSOCIATES



                               TABLE OF CONTENTS
                               -----------------


                                                            PAGE
                                                            ----


Independent auditors' report                                 1



Financial statements:



  Balance sheets                                             2



  Statements of operations                                   3



  Statements of changes in venturers' deficit                4



  Statements of cash flows                                  5 - 6



  Notes to financial statements                             7 - 10

                       [LOGO] HABIF, AROGETI&WYNNE, P.C.
                              ============================
                              Certified Public Accountants

1073 West Peactree Street, N.E.
Atlanta, Georgia 30309-3837
(404) 892-9651

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Venturers of
Medlock Oaks Associates



We have audited the accompanying balance sheets of MEDLOCK OAKS ASSOCIATES [a joint venture] as of December 31, 1996 and 1995 and the related statements of operations, changes in venturers' deficit, and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDLOCK OAKS ASSOCIATES as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 17, 1997

                            MEDLOCK OAKS ASSOCIATES
                                BALANCE SHEETS
                                 DECEMBER 31,

                                    ASSETS
                                    ------

                                                       1 9 9 6        1 9 9 5
                                                     -----------    -----------
Property, at cost, pledged as collateral
--------
 Land                                                $ 2,083,500    $ 2,083,500
 Buildings and improvements                            5,771,252      5,762,432
 Tenant improvements                                   3,072,584      3,085,687
                                                     -----------    -----------
                                                      10,927,336     10,931,619
  Allowance for depreciation                        [  2,952,906]  [  2,539,128]
                                                     -----------    -----------

                                                       7,974,430      8,392,491
                                                     -----------    -----------

Cash                                                     151,694        103,194
----                                                 -----------    -----------

Other assets
------------
 Receivables, net of allowance for doubtful
  accounts of $12,000 for 1996
  and $17,000 for 1995                                    77,125         84,391
 Deferred lease commissions, net of accumulated
  amortization of $185,876 for 1996
  and $149,545 for 1995                                   59,330         82,990
                                                     -----------    -----------

                                                         136,455        167,381
                                                     -----------    -----------

                                                     $ 8,262,579    $ 8,663,066
                                                     ===========    ===========


                      LIABILITIES AND VENTURERS' DEFICIT
                      ----------------------------------


Liabilities
-----------
  Accounts payable and accrued expenses     $     22,421   $      2,267
  Notes payable                                8,508,937      8,508,937
  Guaranteed payments to venturers             2,171,719      1,824,244
  Prepaid rent                                    17,839            -0-
  Security deposits                               45,824         47,550
  Accrued interest payable                     1,886,865      1,662,684
                                             -----------    -----------

                                              12,653,605     12,045,682
                                             -----------    -----------

Venturers' deficit
------------------
  Copley Realty Income Partners 1             [2,502,887]    [1,928,093]
  Copley Realty Income Partners 2             [1,888,139]    [1,454,523]
                                             -----------    -----------

                                              [4,391,026]    [3,382,616]
                                             -----------    -----------
                                            $  8,262,579   $  8,663,066
                                             ===========    ===========


                 See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                           STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,



                                1 9 9 6      1 9 9 5      1 9 9 4
                             ----------   ----------   ----------

Revenues
--------
 Rental                      $1,165,073   $1,101,894   $1,087,696
 Other                          112,479      104,650      105,351
                             ----------   ----------   ----------

                              1,277,552    1,206,544    1,193,047
                             ----------   ----------   ----------
Expenses
--------
 Amortization                    40,303       45,634       51,428
 Bad debts                        6,693        5,000       13,624
 Depreciation                   431,197      419,031      392,840
 General operating               56,385       44,650       41,342
 Insurance                        4,152        4,440        4,489
 Landscaping and grounds         29,249       24,867       14,475
 Management fees                 39,260       36,075       36,225
 Professional fees               12,421       16,143       12,992
 Property taxes                  85,062       87,665       87,665
 Repairs and maintenance         18,379       25,928       20,767
 Utilities                       39,686       43,270       52,350
                             ----------   ----------   ----------

                                762,787      752,703      728,197
                             ----------   ----------   ----------


     Income from operations     514,765      453,841      464,850
                             ----------   ----------   ----------


Other income [expense]
----------------------

 Loss on abandonment of
  tenant improvements        [   30,671] [    41,792]         -0-
 Interest income                  2,130        3,688        4,056
 Interest expense            [1,147,159]  [1,086,792]  [1,032,237]
                             ----------   ----------   ----------
                             [1,175,700]  [1,124,896]  [1,028,181]
                             ----------   ----------   ----------
     Net loss               $[  660,935] $[  671,055] $[  563,331]
                              =========    =========    =========


                 See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                  STATEMENTS OF CHANGES IN VENTURERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                    Copley            Copley
                                    Realty            Realty
                                    Income            Income
                                  Partners 1        Partners 2       Total
                                  ----------        ----------     ---------

Balances, January 1, 1994       $[  828,371]     $ [  624,909]   $[1,453,280]
  Net loss                       [  321,099]       [  242,232]    [  563,331]
  Guaranteed payments            [  198,061]       [  149,414]    [  347,475]
                                  ---------         ---------      ---------



Balances, December 31, 1994      [1,347,531]       [1,016,555]    [2,364,086]
  Net loss                       [  382,501]       [  288,554]    [  671,055]
  Guaranteed payments            [  198,061]       [  149,414]    [  347,475]
                                  ---------         ---------      ---------

Balances, December 31, 1995      [1,928,093]       [1,454,523]    [3,382,616]
  Net loss                       [  376,733]       [  284,202]    [  660,935]
  Guaranteed payments            [  198,061]       [  149,414]    [  347,475]
                                  ---------         ---------      ---------


Balances, December 31, 1996     $[2,502,887]     $[ 1,888,139]   $[4,391,026]
                                  =========        ==========      =========


                 See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,


                          Increase [Decrease] In Cash

                                                  1 9 9 6       1 9 9 5     1 9 9 4
                                                  -------     ---------   ---------
Cash flows from operating activities
------------------------------------
 Net loss                                          $[660,935]  $[671,055]  $[563,331]
 Adjustments to reconcile net loss
  to net cash provided by operating activities
   Depreciation and amortization                     471,500     464,665     444,267
   Provision for allowance for
    doubtful accounts                              [   5,000]      5,000    [  5,500]
   Loss on abandonment of tenant
    improvements                                      30,671      41,792         -0-
   Changes in assets and liabilities
    Decrease in receivables                           12,266       9,826      82,407
    Decrease [Increase] in prepaid
     expenses                                            -0-       2,400   [     312]
    Increase in deferred lease
     commissions                                   [ 16,644]   [  24,190]  [  29,373]
    Increase [Decrease] in accounts
     payable and accrued expense                      20,154   [  27,171]  [ 164,553]
    Increase [Decrease] in prepaid rent               17,839   [   9,593]  [  33,693]
    Decrease in security deposits                  [   1,726]  [   8,062]  [   4,582]
    Increase in accrued interest                     224,181     343,772     340,390
                                                   ---------    --------    --------

     Total adjustments                               753,241     798,439     629,051
                                                   ---------   ---------   ---------

      Net cash provided by
       operating activities                           92,306     127,384      65,720
                                                   ---------   ---------   ---------


Cash flows from investing activities
------------------------------------
 Acquisition of property                           [  43,806]   [118,669]  [  45,551]
                                                   ---------    --------    --------
  Net increase in cash                                48,500       8,715      20,169

Cash, beginning of year                              103,194      94,479      74,310
                                                   ---------   ---------   ---------

  Cash, end of year                                $ 151,694   $ 103,194   $  94,479
                                                   =========   =========   =========

                 See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                     STATEMENTS OF CASH FLOWS [CONTINUED]
                       FOR THE YEARS ENDED DECEMBER 31,



                                       1 9 9 6     1 9 9 5       1 9 9 4
                                      ---------   ---------     ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the years for

 Interest                             $922,978     $743,020      $691,847


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
--------------------------------------------------------

Increases in accrued guaranteed payments of $347,475 are reflected as a reduction in venturers' equity for the years ended December 31, 1996, 1995, and 1994.

During 1995, $188,956 of fully amortized deferred leasing commissions were retired.


                 See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

  Terms of the Joint Venture Agreement:
  ------------------------------------

  MEDLOCK OAKS ASSOCIATES, a Georgia joint venture, was formed December 4, 1987 under an agreement between Copley Realty Income Partners 1 and 2 [CRIP 1 and CRIP 2], two Massachusetts limited partnerships, and Hill Limited #10 [Hill], a Georgia limited partnership, with initial ownership interests of 34.2%, 25.8% and 40%, respectively. Effective January 1, 1990, the respective interests of the Venturers were: CRIP 1 - 38.19%; CRIP 2 - 28.81%; and Hill's
  - 33%. On September 3, 1991, the Joint Venture entered into an agreement for the transfer and assignment of Hill's 33% Joint Venture interest to CRIP 1 and CRIP 2. Upon execution of the agreement, CRIP 1 and CRIP 2's partnership interests increased to 57% and 43%, respectively. Under this agreement, Hill has no rights or entitlements to any future allocations and distributions or to any amounts accrued as of the date of the transfer.

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

                            MEDLOCK OAKS ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                       DECEMBER 31, 1996, 1995, AND 1994



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

  Leasing Revenue:
  ---------------

  Income from operating leases, which includes scheduled increases over the lease term, is recognized on a straight-line basis. For the years ended December 31, 1996, 1995, and 1994, income recognized on a straight-line basis was less than income which would have accrued in accordance with the lease by approximately $8,000, $5,000, and $90,000, respectively. Receivables which resulted from recognizing income on a straight-line basis totaled $69,930 at December 31, 1996 and $80,670 at December 31, 1995.

                            MEDLOCK OAKS ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                       DECEMBER 31, 1996, 1995, AND 1994


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

  Reclassifications:
  -----------------

  Certain prior year amounts have been reclassified to conform to the 1996 presentation.

  Income Taxes:
  ------------

  No provision has been made for income taxes because each venturer's proportionate share of the Joint Venture income or loss is passed through to be included in the individual tax return of the venturer.

B.  NOTES PAYABLE:
    -------------

  Under the notes payable to CRIP 1 and CRIP 2, as amended effective January 1, 1990, the Joint Venture may borrow up to $8,710,000 ($4,964,700 from CRIP 1 and $3,745,300 from CRIP 2) at 10.25% per annum for the construction of Phase I tenant improvements, the Phase II building shell and Phase II tenant improvements. The notes bear interest at an annual rate of 10.25% per annum which is payable monthly through December 4, 1997, at which date all outstanding principal and accrued interest is due. The notes are secured by a first mortgage on the land and buildings as well as an assignment of all leases and rental income. Total principal due under these notes at December 31, 1996 and 1995 was $4,850,094 to CRIP 1 and $3,658,843 to CRIP 2.

  Accrued interest of $1,033,002 and $1,083,815 relating to those notes has been included in the accompanying balance sheets at December 31, 1996 and 1995, respectively. The Joint Venture paid $922,978, $743,020, and $691,847 in interest in 1996, 1995, and 1994, respectively.

C.  GUARANTEED PAYMENTS:
    -------------------

  The Venture is required to make monthly guaranteed payments to CRIP 1 and 2 based on the amount of invested capital outstanding in CRIP 1 and 2's capital accounts for each month during the year. The guaranteed payments accrue at the rate of 10.25% per annum and unpaid guaranteed payments accrue at 10.25% per annum. Guaranteed payments totaled $198,061 for CRIP 1 and $149,414 for CRIP 2 in each of the last three years. Amounts accrued but unpaid are $2,171,719 and $1,824,244 at December 31, 1996 and 1995, respectively.
  Accrued interest related to the unpaid guaranteed payments totaled $853,863 and $578,869 at December 31, 1996 and 1995, respectively.

                            MEDLOCK OAKS ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                       DECEMBER 31, 1996, 1995, AND 1994



D.  LEASE RENTALS:
    -------------

  At present, the Joint Venture has approximately 19 tenants. Future minimum rentals to be received under the existing leases at December 31, 1996, which are classified and accounted for as operating leases, are as follows:


                December 31,      Lease Revenues
                ------------      --------------


                        1997            $950,240
                        1998             679,580
                        1999             206,515
                        2000              60,062
                                       ---------

                                      $1,896,397
                                       =========

E. MATTERS AFFECTING OPERATIONS:
   ----------------------------

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

  The management of CRIP 1 and CRIP 2 has indicated its intentions to provide the additional financing as needed by deferring payments of interest and making capital contributions or loans to provide for continued operations of the Joint Venture through at least January 1, 1998.

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

_____________________________________________________
*       PREVIOUSLY FILED AND INCORPORATED HEREIN BY REFERENCE.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                        PAGE NUMBER
----------------                                                      -----------
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

10R.            Sublease dated as of March 16, 1994 by and between        *
                United Exposition Co., Inc. ("sublessor")and Hydra
                Trucking, Inc. ("sublessee").

_____________________________________________________
*       PREVIOUSLY FILED AND INCORPORATED HEREIN BY REFERENCE.

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

                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP



Date:  March 31, 1997       By:   /s/  Joseph W. O'Connor
                                    ------------------
                                    Joseph W. O'Connor
                                    President of the
                                    Managing General Partner



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                         Date
     ---------               -----                         ----


                            President, Principal
                            Executive Officer and
                            Director of the
 /s/  Joseph W. O'Connor    Managing General Partner      March 31, 1997
------------------------    ------------------------
      Joseph W. O'Connor

                            Principal Financial and
                            Accounting Officer of the
 /s/  Daniel C. Mackowiak   Managing General Partner      March 31, 1997
-------------------------   ------------------------
      Daniel C. Mackowiak


                            Director of the
 /s/  Daniel J. Coughlin    Managing General Partner      March 31, 1997
------------------------    ------------------------
      Daniel J. Coughlin


                           Director of the
 /s/  James J. Finnegan    Managing General Partner      March 31, 1997
-----------------------    ------------------------
      James J. Finnegan