Form 10-Q
period 1997-03-31
COPLEY REALTY INCOME PARTNERS I
filed 1997-05-12
CIK 784928

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

For Quarter Ended March 31, 1997                  Commission File Number 0-15430


                        COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



     Massachusetts                                         04-2893293
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     225 Franklin Street, 25th Fl.
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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)



                                     March 31, 1997         December 31, 1996
                                  --------------------    ---------------------

ASSETS

Real estate investments:
  Property, net                       $  3,728,689          $  3,684,199
  Joint ventures                         4,629,166             4,704,079
                                       ------------          ------------
                                         8,357,855             8,388,278


Cash and cash equivalents                1,040,954             1,166,590
Short-term investments                     297,136               298,492
                                       ------------          ------------
                                      $  9,695,945          $  9,853,360
                                       ============          ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $     37,699          $     49,902
Accrued management fee                      11,642                23,250
Deferred disposition fee                   504,663               504,663
                                       ------------          ------------
Total liabilities                          554,004               577,815
                                       ------------          ------------

Partners' capital (deficit):
  Limited partners ($673 per
     unit; 100,000 units
     authorized, 34,581
     units issued and
     outstanding)                        9,243,577             9,375,845
  General partners                        (101,636)             (100,300)
                                       ------------          -------------
Total partners' capital                  9,141,941             9,275,545
                                       ------------          -------------

                                      $  9,695,945          $  9,853,360
                                       ============          =============


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                                 Quarter Ended March 31,
                                                  1997             1996
                                                ---------       ----------

INVESTMENT ACTIVITY
Property rentals                               $  133,578      $   677,395
Property operating expenses                       (31,286)         (26,148)
Depreciation and amortization                     (32,196)         (55,965)
Interest and other expenses                             -         (104,243)
                                               ----------      -----------
                                                   70,096          491,039

Joint venture earnings                             54,365           71,913

Investment valuation allowance                          -         (250,000)
                                               ----------      -----------
  Total real estate operations                    124,461          312,952

Interest on cash equivalents
 and short term investments                        16,963           22,575
                                               ----------      -----------
  Total investment activity                       141,424          335,527
                                               ----------      -----------


PORTFOLIO EXPENSES

Management fee                                     11,642           34,546
General and administrative                         28,305           29,398
                                               ----------      -----------
                                                   39,947           63,944
                                               ----------      -----------

Net Income                                     $  101,477      $   271,583
                                               ==========      ===========

Net income per
 limited partnership unit                      $     2.91      $      7.77
                                               ==========      ===========

Cash distributions per
 limited partnership unit                      $     6.73      $     15.00
                                               ==========      ===========

Number of limited partnership
 units outstanding during the period               34,581           34,581
                                               ==========      ===========


                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                         Quarter Ended March 31,
                                 1997                            1996
                       ------------------------       --------------------------

                        General        Limited          General         Limited
                       Partners       Partners         Partners        Partners
                       --------      ----------       ----------      ----------
Balance at
beginning of
period              $  (100,300)     $ 9,375,845   $   (102,943)   $ 20,422,156


Cash
distributions            (2,351)        (232,730)        (5,240)       (518,715)


Net income                1,015          100,462          2,716         268,867
                     ----------       ----------    -----------     -----------


Balance at
end of period       $  (101,636)     $ 9,243,577   $   (105,467)   $ 20,172,308
                    ===========      ===========   ============    ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                   Quarter Ended March 31,
                                              ----------------------------
                                                 1997                  1996
                                                -----                 -----

Net cash provided by operating
   activities                               $   142,157            $    715,884
                                            -----------             -----------
Cash flows from investing activities:
   Investment in property                       (32,673)                -
   Decrease (increase) in short-
      term investments, net                         (39)                771,801
                                            -----------             -----------
        Net cash provided by (used in)
        investing activities                    (32,712)                771,801
                                            -----------             -----------

Cash flows from financing activities:
   Reduction of mortgage loan                         -                 (23,784)
   Distributions to partners                   (235,081)               (523,955)
                                            -----------             -----------

        Net cash used in financing
        activities                             (235,081)               (547,739)
                                            -----------             -----------
Net increase (decrease) in cash
   and cash equivalents                        (125,636)                939,946

Cash and cash equivalents:
   Beginning of period                        1,166,590                 449,092
                                            -----------             -----------

   End of period                            $ 1,040,954             $ 1,389,038
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



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties.
It commenced operations in August 1986, and acquired the two real estate investments it currently owns prior to the end of 1987. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner expects to extend the investment period into 1998, having determined it to be in the best interest of the limited partners.

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

   The Zehntel property, located in Walnut Creek, California, was sold on April 9, 1996.

     On August 13, 1996, the United Exposition property, located in Las Vegas, Nevada, was sold.

     The following is a summary of the Partnership's investment in the East Anaheim property:

                              March 31, 1997   December 31, 1996
                              ---------------  ------------------

Land                              $1,279,147          $1,279,147
Buildings and improvements         2,515,577           2,482,904
Other net assets                      41,046               5,819
Accumulated depreciation            (107,081)            (83,671)
                                  ----------          ----------
Net carrying value                $3,728,689          $3,684,199
                                  ==========          ==========

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information relates to the Medlock Oaks joint venture:

                            Assets and Liabilities
                            ----------------------

                                     March 31, 1997  December 31, 1996
                                     --------------  -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $2,922,139 and $2,821,679     $   7,604,544    $   7,702,658
  Other                                     244,922          288,149
                                       ------------     ------------
                                          7,849,466        7,990,807

Liabilities                                  69,964           86,084
                                       ------------     ------------

Net Assets                            $   7,779,502    $   7,904,723
                                       ============     ============


                             Results of Operations
                             ---------------------

                                      Quarter ended March 31,
                                      -----------------------
                                         1997         1996
                                        ------       ------
Revenue
     Rental income                    $   287,448  $  320,174
     Other                                    495         588
                                       ----------   ---------
                                          287,943     320,762
                                       ----------   ---------

Expenses
     Depreciation and amortization        111,867     111,867
     Operating expenses                    77,873      79,907
                                       ----------   ---------
                                          189,740     191,774
                                       ----------   ---------

Net income                            $    98,203  $  128,988
                                       ==========   =========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $117,715 ($3.37 per limited partnership unit).

     On May 2, 1997, the Partnership and its affiliate sold the Medlock Oaks buildings for cash in an amount which exceeded the carrying value of the investment. This transaction will be accounted for in the second quarter of 1997.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. In connection with two sales in 1996, capital of $11,307,987 has been returned to the limited partners. On April 25, 1996, the Partnership made a capital distribution of $177 per limited partnership unit, which reduced the adjusted capital contribution to $823 per unit. On August 29, 1996, the Partnership made a capital distribution of $150 per limited partnership unit, which reduced the adjusted capital contribution to $673 per unit.

     At March 31, 1997, the Partnership had $1,338,090 in cash and cash equivalents and short-term investments, of which $117,715 was used for cash distributions to partners on April 24, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1996 were made at an annualized rate of 4.0% on a capital contribution of $1,000 per unit. Distributions of cash from operations were made at an annualized rate of 2.0% for the first quarter of 1997, based on the adjusted capital contribution of $673 per unit. The distribution rate was decreased in 1997, in line with the cash flow decreases resulting from the sale of the Zehntel and United Exposition investments, and the impending sale of Medlock Oaks during the second quarter of 1997.

     The carrying value of real estate investments in the financial statements at March 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the aggregate appraised value of the Partnership's investments was approximately $900,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     Operating Factors

     The Zehntel property, which is comprised of two R&D buildings, was fully leased at the time of its sale.

     The United Exposition property also consists of two buildings which had been 100% leased to one tenant at the time of sale.

     At Medlock Oaks, occupancy decreased to 92% during the first quarter of 1997. (Occupancy was 97% at December 31, 1996 and 98% at March 31, 1996.) The managing general partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. In the first quarter of 1996, the managing general partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was further reduced by $250,000 through a charge to operations.

     On May 2, 1997, the Partnership and its affiliate sold the Medlock Oaks buildings for cash in an amount which exceeded the carrying value of the investment. This transaction will be accounted for in the second quarter of 1997.

     Occupancy at Anaheim Distribution Center remained at 100% at March 31, 1997. (Occupancy was also 100% at December 31, 1996 and March 31, 1996.) No leases are scheduled to expire in 1997.

     Investment Results

     Exclusive of the valuation allowance related to Medlock Oaks in 1996, aggregate operating results from real estate investments were approximately $124,000 and $563,000 for the first three months of 1997 and 1996, respectively. The sale of the Zehntel and United Exposition properties during 1996 resulted in a decrease of $415,000. In addition, operating income from Medlock Oaks decreased by $18,000 due to the occupancy decline.

     Interest on cash equivalents and short-term investments decreased by approximately $6,000, or 25%, between the two three-month periods primarily due to lower average invested balances.

     Cash flow provided by operating activities decreased by $574,000 between the first three months of 1996 and 1997. This change was primarily caused by the Zehntel and United Exposition sales, which resulted in a net reduction of approximately $439,000 due to lower revenue and interest expense. Cash flow also declined due to an increase in working capital items, which was partially offset by an increase in cash distributions from Medlock Oaks.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $1,000, or 4%, for the first three months of 1997 as compared to the same period in 1996, primarily due to a decrease in appraisal and professional fees.

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

                        FOR QUARTER ENDED MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                     (Registrant)



May 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                First Income Corp.



May 12, 1997
                             /s/ Daniel C. Mackowiak
                             --------------------------------
                               Daniel C. Mackowiak
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               First Income Corp.