Form 10-Q
period 1997-06-30
COPLEY REALTY INCOME PARTNERS I
filed 1997-08-12
CIK 784928

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    ---------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended June 30, 1997                   Commission File Number 0-15430


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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS
(Unaudited)

                                      June 30, 1997    December 31, 1996
                                      -------------    -----------------

ASSETS
Real estate investments:
  Property, net                         $3,724,981     $3,684,199
  Joint ventures                                --      4,704,079
                                        ----------     ----------
                                         3,724,981      8,388,278


Cash and cash equivalents                1,149,664      1,166,590
Short-term investments                     247,960        298,492
                                        ----------     ----------
                                        $5,122,605     $9,853,360
                                        ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $   42,008     $   49,902
Accrued management fee                      46,707         23,250
Deferred disposition fees                  665,403        504,663
                                        ----------     ----------
Total liabilities                          754,118        577,815
                                        ----------     ----------

Partners' capital (deficit):
  Limited partners ($522 and $673
     per unit, respectively; 100,000
     units authorized, 34,581
     units issued and
     outstanding)                        4,465,640      9,375,845
  General partners                         (97,153)      (100,300)
                                        ----------     ----------
Total partners' capital                  4,368,487      9,275,545
                                        ----------     ----------

                                        $5,122,605     $9,853,360
                                        ==========     ==========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                     Quarter Ended      Six Months Ended      Quarter Ended      Six Months Ended
                                     June 30, 1997        June 30, 1997       June 30, 1996        June 30, 1996
                                     --------------     ----------------      --------------     -----------------
INVESTMENT ACTIVITY

Property rentals                     $   132,162        $   265,740           $   331,847        $    1,009,242
Property operating expenses              (32,088)           (63,374)              (27,196)              (53,344)
Depreciation and amortization            (29,783)           (61,979)              (68,002)             (123,967)
Interest and other expenses                   --                 --               (10,907)             (115,150)
                                     -----------        -----------           -----------        --------------
                                          70,291            140,387               225,742               716,781

Joint venture earnings                    22,231             76,596                84,321               156,234

Gain on sale of property                 507,980            507,980                    --                    --

Investment valuation allowance                --                 --                    --              (250,000)
                                     -----------        -----------           -----------        --------------
     Total real estate operations        600,502            724,963               310,063               623,015

Interest on cash equivalents
  and short term investments              35,308             52,271                35,556                58,131
                                     -----------        -----------           -----------        --------------
     Total investment activity           635,810            777,234               345,619               681,146
                                     -----------        -----------           -----------        --------------

PORTFOLIO EXPENSES

Management fee                            46,707             58,349                29,987                64,533
General and administrative                23,111             51,416                37,095                66,493
                                     -----------        -----------           -----------        --------------
                                          69,818            109,765                67,082               131,026
                                     -----------        -----------           -----------        --------------

Net Income                           $   565,992        $   667,469           $   278,537        $      550,120
                                     ===========        ===========           ===========        ==============

Net income per
  limited partnership unit           $     16.20        $     19.11           $      7.97        $        15.75
                                     ===========        ===========           ===========        ==============

Cash distributions per
  limited partnership unit           $    154.37        $    161.10           $    187.00        $       202.00
                                     ===========        ===========           ===========        ==============

Number of limited partnership
  units outstanding during the period           34,581            34,581            34,581           34,581
                                            ==============    ==============    =============    =============

               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                            Quarter Ended             Six Months Ended            Quarter Ended            Six Months Ended
                            June 30, 1997              June 30, 1997              June 30, 1996             June 30, 1996
                       ----------------------       --------------------      --------------------       ---------------------

                       General        Limited       General      Limited      General      Limited       General       Limited
                       Partners       Partners      Partners     Partners     Partners     Partners      Partners      Partners
                       --------       --------      --------     --------     --------     --------      --------      --------
Balance at
beginning of
period            $ (101,636)     $ 9,243,577   $ (100,300)   $ 9,375,845  $ (105,467)   $ 20,172,308   $ (102,943)  $ 20,422,156

Cash
distributions         (1,177)      (5,338,269)      (3,528)    (5,570,999)     (3,493)     (6,466,647)      (8,733)    (6,985,362)

Net income             5,660          560,332        6,675        660,794       2,785         275,752        5,501        544,619
                  ----------      -----------   ----------    -----------  ----------    ------------   ----------   ------------


Balance at
end of period     $  (97,153)     $ 4,465,640   $  (97,153)   $ 4,465,640  $ (106,175)   $ 13,981,413   $ (106,175)  $ 13,981,413
                  ==========      ===========   ==========    ===========  ==========    ============   ==========   ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Six Months Ended June 30,
                                           --------------------------
                                             1997              1996
                                             ----              ----
Net cash provided by operating
  activities                               $   297,707   $    891,815
                                           -----------   ------------
Cash flows from investing activities:
  Net proceeds from sale of property         5,086,239     10,805,224
  Deposit on sale of property                       --        100,000
  Increase in deferred disposition fees        160,740        343,488
  Investment in property                       (36,385)    (1,043,192)
  Decrease in short-term
     investments, net                           49,300      1,027,321
                                           -----------   ------------
      Net cash provided by
      investing activities                   5,259,894     11,232,841
                                           -----------   ------------

Cash flows from financing activities:
  Reduction of mortgage loan                        --     (4,238,857)
  Distributions to partners                 (5,574,527)    (6,994,095)
                                           -----------   ------------
      Net cash used in financing
      activities                            (5,574,527)   (11,232,952)
                                           -----------   ------------
Net (decrease) increase in cash
  and cash equivalents                         (16,926)       891,704

Cash and cash equivalents:
  Beginning of period                        1,166,590        449,092
                                           -----------   ------------

  End of period                            $ 1,149,664   $  1,340,796
                                           ===========   ============

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in East Anaheim Distribution Center Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $3,763,820.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in August 1986 and acquired the remaining real estate investment it currently owns during 1986. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period into 1998, having determined it to be in the best interest of the limited partners.

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

     The Zehntel property, located in Walnut Creek, California, was sold on April 9, 1996.

     On August 13, 1996, the United Exposition property, located in Las Vegas, Nevada, was sold.

     The following is a summary of the Partnership's investment in the East Anaheim property:

                              June 30, 1997   December 31, 1996
                              -------------   -----------------
Land                             $1,279,147          $1,279,147
Buildings and improvements        2,519,289           2,482,904
Other net assets                     57,222               5,819
Accumulated depreciation           (130,677)            (83,671)
                                 ----------          ----------
Net carrying value               $3,724,981          $3,684,199
                                 ==========          ==========

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (57%) and an affiliate (43%), were sold for a total sales price of $9,402,779. The Partnership received net proceeds of $5,246,979, after closing costs, and recognized a gain of $507,980 ($14.54 per limited partnership unit) on the sale. A disposition fee of $160,740 was accrued but not paid to the advisor. On May 29, 1997, the Partnership made a capital distribution of $5,221,731 ($151 per limited partnership unit) from the proceeds of the sale.

     The following summarized financial information relates to the Medlock Oaks joint venture:

                                      Assets and Liabilities
                                 --------------------------------

                                 June 30, 1997   December 31, 1996

                                 -------------   -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $0 and $2,821,679         $          -          $7,702,658
  Other                                      -             288,149
                                        ------    ----------------
                                             -           7,990,807

Liabilities                                  -              86,084
                                        ------    ----------------

Net Assets                        $          -          $7,904,723
                                  ===== ======    ================


                             Results of Operations
                             ----------------------

                                       Period from
                                     January 1, 1997    Six Months Ended
                                    through May 2, 1997   June 30, 1996
                                    -------------------  ----------------
Revenue
     Rental income                  $      400,861       $   647,972
     Other                                     735             1,116
                                          --------          --------
                                           401,596           649,088
                                          --------          --------

Expenses
     Depreciation and amortization         156,940           222,809
     Operating expenses                    112,258           146,537
                                          --------          --------
                                           269,198           369,346
                                          --------          --------

Net income                                $132,398          $279,742
                                          ========          ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $108,284 ($3.10 per limited partnership unit).

     Also on July 24, 1997, the Partnership made an additional distribution of cash from operations in the aggregate amount of $363,974 ($10.42 per limited partnership unit), representing excess operating cash previously retained in working capital reserves.

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

     On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (57%) and an affiliate (43%), were sold for a total sales price of $9,402,779. The Partnership received net proceeds of $5,246,979, after closing costs, and recognized a gain of $507,980 ($14.54 per limited partnership unit) on the sale. A disposition fee of $160,740 was accrued but not paid to the advisor. On May 29, 1997, the Partnership made a capital distribution of $5,221,731 ($151 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $522 per unit.

     At June 30, 1997, the Partnership had $1,397,624 in cash and cash equivalents and short-term investments, of which $472,258 was used for cash distributions to partners on July 24, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first two quarters of 1996 were made at an annualized rate of 4.0%; the first quarter 1996 distribution was based on a capital contribution of $1,000 per unit, and the second quarter 1996 distribution was based on the weighted average adjusted capital contribution. Distributions of cash from operations were made at an annualized rate of 2.0% for the first two quarters of 1997; the first quarter 1997 distribution was based on the adjusted capital contribution of $673 per unit; the second quarter 1996 distribution was based on the weighted average adjusted capital contribution. The distribution rate was decreased in 1997, in line with the cash flow decreases resulting from the sale of the Zehntel and United Exposition investments, and the impending sale of Medlock Oaks during the second quarter of 1997.

     The carrying value of real estate investments in the financial statements at June 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised value of the Partnership's remaining investment was approximately $700,000 greater than its carrying value. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The Medlock Oaks investment was structured as a joint venture with an affiliate of the Partnership. The Anaheim investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the Anaheim venture was dissolved and all of its assets and liabilities were transferred to the Partnership, whereby the property became wholly-owned by the Partnership. The Zehntel and United Exposition investments, which were sold in April and August of 1996, respectively, were wholly-owned properties.

     Operating Factors

     The Zehntel property, which is comprised of two R&D buildings, was fully leased at the time of its sale.

     The United Exposition property also consists of two buildings which had been 100% leased to one tenant at the time of sale.

     As discussed above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997, and recognized a gain of $507,980. Occupancy at Medlock Oaks increased from 92% at March 31, 1997 to 100% as of the sale date. (Occupancy was 97% at December 31, 1996 and 98% at June 30, 1996.) The managing general partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. In the first quarter of 1996, the managing general partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was further reduced by $250,000 through a charge to operations.

     Occupancy at Anaheim Distribution Center remained at 100% at June 30, 1997. (Occupancy was also 100% at December 31, 1996 and June 30, 1996.) No leases are scheduled to expire in 1997.

     Investment Results

     Exclusive of joint venture earnings from Medlock Oaks of $76,596 in 1997 and $156,234 in 1996, as well as the gain on sale in 1997 and the valuation allowance also related to Medlock Oaks in 1996, aggregate operating results from real estate investments were approximately $140,000 and $717,000 for the first six months of 1997 and 1996, respectively. The decline is primarily due to the sale of the Zehntel and United Exposition properties during 1996 which resulted in a decrease of approximately $555,000.

     Interest on cash equivalents and short-term investments decreased by approximately $6,000, or 10%, between the two six-month periods primarily due to lower average invested balances, partially offset by higher short-term yields.

     Cash flow provided by operating activities decreased by $594,000 between the first six months of 1996 and 1997. This change was primarily caused by the Zehntel and United Exposition sales, which resulted in a net reduction of approximately $550,000 due to lower revenues and interest expense. Cash flow also declined due to an increase in working capital items, along with a decrease in cash distributions from Medlock Oaks.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $15,000, or 23%, for the first six months of 1997 as compared to the same period in 1996, primarily due to decreases in appraisal and accounting fees.

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

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: The Partnership filed one current report on Form 8-K dated May 2, 1997, reporting on Item No.2. (Acquisition or Disposition of Assets).

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                     (Registrant)

August 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                First Income Corp.



August 12, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               First Income Corp.