Form 10-Q
period 1997-09-30
COPLEY REALTY INCOME PARTNERS I
filed 1997-11-12
CIK 784928

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 1997              Commission File Number 0-15430


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

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS
(Unaudited)


                                        September 30, 1997    December 31, 1996
                                        ------------------    -----------------
ASSETS

Real estate investments:
  Property, net                         $       --            $3,684,199
  Joint ventures                                --             4,704,079
                                        ----------            ----------
                                                --             8,388,278

  Property held for disposition          3,697,489                    --


Cash and cash equivalents                  664,659             1,166,590
Short-term investments                     295,367               298,492
                                        ----------            ----------
                                        $4,657,515            $9,853,360
                                        ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $   42,840            $   49,902
Accrued management fee                       9,017                23,250
Deferred disposition fees                  665,403               504,663
                                        ----------            ----------
Total liabilities                          717,260               577,815
                                        ----------            ----------

Partners' capital (deficit):
  Limited partners ($522 and $673
     per unit, respectively; 100,000
     units authorized, 34,581
     units issued and
     outstanding)                        4,041,691             9,375,845
  General partners                        (101,436)             (100,300)
                                        ----------            ----------
Total partners' capital                  3,940,255             9,275,545
                                        ----------            ----------

                                        $4,657,515            $9,853,360
                                        ==========            ==========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                      September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                      -------------------  -------------------  -------------------  -------------------
INVESTMENT ACTIVITY

Property rentals                               $130,229            $ 395,968           $  192,306           $1,201,548
Property operating expenses                     (37,417)            (100,791)             (27,607)             (80,951)
Depreciation and amortization                   (29,772)             (91,751)             (50,652)            (174,619)
Interest and other expenses                          --                   --                  352             (114,798)
                                               --------            ---------           ----------           ----------
                                                 63,040              203,426              114,399              831,180

Joint venture earnings                               --               76,597               79,884              236,118

Gain on sale of property                             --              507,980              885,059              885,059

Investment valuation allowance                       --                   --                   --             (250,000)
                                               --------            ---------           ----------           ----------
     Total real estate operations                63,040              788,003            1,079,342            1,702,357

Interest on cash equivalents
  and short term investments                     13,627               65,898               29,917               88,048
                                               --------            ---------           ----------           ----------
     Total investment activity                   76,667              853,901            1,109,259            1,790,405
                                               --------            ---------           ----------           ----------

PORTFOLIO EXPENSES

Management fee                                    9,017               67,366               26,601               91,134
General and administrative                       23,624               75,040               28,503               94,996
                                               --------            ---------           ----------           ----------
                                                 32,641              142,406               55,104              186,130
                                               --------            ---------           ----------           ----------

Net income                                     $ 44,026            $ 711,495           $1,054,155           $1,604,275
                                               ========            =========           ==========           ==========

Net income per
  limited partnership unit                     $   1.26            $   20.37           $    30.18           $    45.93
                                               ========            =========           ==========           ==========

Cash distributions per
  limited partnership unit                     $  13.52            $  174.62           $   158.68           $   360.68
                                               ========            =========           ==========           ==========


Number of limited partnership
  units outstanding during the period            34,581               34,581               34,581               34,581
                                               ========            =========           ==========           ==========

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                       Quarter Ended              Nine Months Ended            Quarter Ended              Nine Months Ended
                     September 30, 1997          September 30, 1997          September 30, 1996          September 30, 1996
                    ----------------------      ----------------------      ----------------------      ----------------------
                    General        Limited       General       Limited       General       Limited       General       Limited
                    Partners      Partners      Partners      Partners      Partners      Partners      Partners      Partners
                    --------      --------      --------      --------      --------      --------      --------      --------
Balance at
beginning of
period              $(97,153)     $4,465,640    $(100,300)    $9,375,845    $(106,175)    $13,981,413   $(102,943)    $ 20,422,156

Cash
distributions         (4,723)       (467,535)      (8,251)    (6,038,534)      (3,032)     (5,487,313)    (11,765)     (12,472,675)

Net income               440          43,586        7,115        704,380       10,542       1,043,613      16,043        1,588,232
                    --------      ----------    ---------     ----------    ---------     -----------   ---------     ------------
Balance at
end of period      $(101,436)     $4,041,691    $(101,436)    $4,041,691     $(98,665)     $9,537,713    $(98,665)      $9,537,713
                    ========      ==========    =========     ==========    =========     ===========   =========     ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                     Nine Months Ended September 30,
                                                    --------------------------------
                                                          1997           1996
                                                      -----------    ------------
Net cash provided by operating
   activities                                         $   331,607    $  1,088,808
                                                      -----------    ------------
Cash flows from investing activities:
   Net proceeds from sale of property                   5,086,239      15,847,013
   Increase in deferred disposition fees                  160,740         504,663
   Investment in property                                 (36,385)     (1,052,637)
   Decrease in short-term
      investments, net                                      2,653       1,442,670
                                                      -----------    ------------
         Net cash provided by
         investing activities                           5,213,247      16,741,709
                                                      -----------    ------------

Cash flows from financing activities:
   Repayment of mortgage loan                                  --      (4,238,857)
   Distributions to partners                           (6,046,785)    (12,484,440)
                                                      -----------    ------------
         Net cash used in financing
         activities                                    (6,046,785)    (16,723,297)
                                                      -----------    ------------
Net increase (decrease) in cash
   and cash equivalents                                  (501,931)      1,107,220

Cash and cash equivalents:
   Beginning of period                                  1,166,590         449,092
                                                      -----------    ------------

   End of period                                      $   664,659    $  1,556,312
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


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in August 1986 and acquired the remaining real estate investment it currently owns during 1986. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership intends to liquidate and dissolve in 1998. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

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

     The Zehntel property, located in Walnut Creek, California, was sold on April 9, 1996.

     On August 13, 1996, the United Exposition property, located in Las Vegas, Nevada, was sold.

     The following is a summary of the Partnership's investment in the East Anaheim property:

                              September 30, 1997   December 31, 1996
                              -------------------  ------------------

Land                                  $1,279,147          $1,279,147
Buildings and improvements             2,519,289           2,482,904
Other net assets                          53,326               5,819
Accumulated depreciation                (154,273)            (83,671)
                                      ----------          ----------
Net carrying value                    $3,697,489          $3,684,199
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

     The following summarized financial information relates to the Medlock Oaks joint venture:

                                Assets and Liabilities
                                ----------------------
                                    September 30, 1997  December 31, 1996
                                    ------------------  -----------------
Assets

 Real property, at cost less
  accumulated depreciation
  of $0 and $2,821,679              $                   $       7,702,658
 Other                                              --            288,149
                                    ------------------  -----------------
                                                    --          7,990,807

Liabilities                                         --             86,084
                                    ------------------  -----------------

Net Assets                          $               --  $       7,904,723
                                    ==================  =================
                             Results of Operations

                                        Period from
                                      January 1, 1997   Nine Months Ended
                                    through May 2, 1997 September 30, 1996
                                    ------------------- ------------------
Revenue
     Rental income                            $400,861           $965,082
     Other                                         735              1,627
                                    ------------------  -----------------
                                               401,596            966,709
                                    ------------------  -----------------

Expenses
     Depreciation and amortization             156,940            334,676
     Operating expenses                        112,258            209,318
                                    ------------------  -----------------
                                               269,198            543,994
                                    ------------------  -----------------

Net income                          $          132,398  $         422,715
                                    ==================  =================

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
--------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $91,168 ($2.61 per limited partnership unit).

     On October 24, 1997, the Partnership sold the East Anaheim property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The East Anaheim property was sold for $4,700,000; the Partnership received net proceeds of approximately $4,676,000. Accordingly, the East Anaheim property has been reclassified on the Balance Sheet as "Property held for disposition". This transaction will be accounted for in the fourth quarter of 1997.

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

     At September 30, 1997, the Partnership had $960,026 in cash and cash equivalents and short-term investments, of which $91,168 was used for cash distributions to partners on October 30, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's short-term investments. Distributions of cash from operations relating to the first three quarters of 1996 were made at an annualized rate of 4.0%; the first quarter 1996 distribution was based on a capital contribution of $1,000 per unit; the second and third quarter 1996 distributions were based on the weighted average adjusted capital contribution. Distributions of cash from operations were made at an annualized rate of 2.0% for the first three quarters of 1997; the first quarter 1997 distribution was based on the adjusted capital contribution of $673 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution; the third quarter 1997 distribution was based on the adjusted capital contribution of $522 per unit. The distribution rate was decreased in 1997, in line with the cash flow decreases resulting from the sale of the Zehntel and United Exposition investments, and the impending sale of Medlock Oaks during the second quarter of 1997.

     On October 24, 1997, the Partnership sold the East Anaheim property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The East Anaheim property was sold for $4,700,000; the Partnership received net proceeds of approximately $4,676,000. Accordingly, the East Anaheim property has been reclassified on the Balance Sheet as "Property held for disposition". This transaction will be accounted for in the fourth quarter of 1997.

Results of Operations

     Form of Real Estate Investments

     The Medlock Oaks investment was structured as a joint venture with an affiliate of the Partnership. The Anaheim investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the East Anaheim venture was dissolved and all of its assets and liabilities were transferred to the Partnership, whereby the property became wholly-owned by the Partnership. The Zehntel and United Exposition investments, which were sold in April and August of 1996, respectively, were wholly-owned properties.

     Operating Factors

     The Zehntel property, which is comprised of two R&D buildings, was fully leased at the time of its sale.

     The United Exposition property also consists of two buildings which had been 100% leased to one tenant at the time of sale.

     As discussed above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997, and recognized a gain of $507,980. Occupancy at Medlock Oaks increased from 92% at March 31, 1997 to 100% as of the sale date. (Occupancy was 97% at December 31, 1996 and 95% at September 30, 1996.) The managing general partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. In the first quarter of 1996, the managing general partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was further reduced by $250,000 through a charge to operations.

     Occupancy at East Anaheim remained at 100% at September 30, 1997. (Occupancy was also 100% at December 31, 1996 and September 30, 1996.)

     Investment Results

     Exclusive of joint venture earnings from Medlock Oaks of $76,597 in 1997 and $236,118 in 1996, as well as the gains on sale in 1997 and 1996, and the valuation allowance also related to Medlock Oaks in 1996, aggregate operating results from real estate investments were approximately $203,000 and $831,000 for the first nine months of 1997 and 1996, respectively. The decline is primarily due to the sale of the Zehntel and United Exposition properties during 1996 which resulted in a decrease of approximately $608,000.

     Interest on cash equivalents and short-term investments decreased by approximately $22,000, or 25%, between the two nine-month periods primarily due to lower average invested balances, slightly offset by higher short-term yields.

     Cash flow provided by operating activities decreased by $757,000 between the first nine months of 1996 and 1997. This change was primarily caused by the Zehntel and United Exposition sales, which resulted in a net reduction of approximately $587,000 due to lower revenues and interest expense. Cash flow also declined due to a decrease in cash distributions from Medlock Oaks, along with an increase in working capital items.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $20,000, or 21%, for the first nine months of 1997 as compared to the same period in 1996, primarily due to decreases in appraisal and accounting fees.

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

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5          Not Applicable

     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                     (Registrant)



November 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                First Income Corp.



November 12, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               First Income Corp.