Form 10-K405
period 1997-12-31
COPLEY REALTY INCOME PARTNERS I
filed 1998-03-27
CIK 784928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-15430
          -------------------------------------------------------------

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

                                     PART I

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

         As of December 31, 1997 the Partnership had disposed of all of its real estate investments. The Partnership plans to liquidate and dissolve in 1998 after settling its remaining assets and liabilities. In 1990, a third-party mortgage lender foreclosed on one real estate investment (Investment One). The principal terms of the sales of the Partnership's other investments are set forth in the following table:

     Investment          Month/Year of Sale         Net Sale Proceeds         Distribution/Unit           Distribution
                                                                                                           Month/Year
Investment Two/1/               4/96                    $6,933,764                 $177.00                     4/96
Investment Three                8/96                    $5,202,964                 $150.00                     8/96
Investment Four                 5/97                    $5,246,979                 $151.00                     5/97
Investment Five/2/             10/97                    $4,677,970                       -                        -

           The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.


--------
1 Represents net sale proceeds to the Partnership after repayment of related mortgage loan.
2 The Partnership will make a distribution of net sales proceeds in 1998.

Item 3.  Legal Proceedings.
         -----------------

         The Partnership is not a party to, nor are any of its previously owned properties subject to, any material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter.
         ---------------------------------------------------------------------

         There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of December 31, 1997, there were 2,291 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated August 7, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid in 1997, or distributed after year end with respect to 1997, to the Limited Partners as a group totaled $5,986,316 ($173.11 per limited partnership unit), including $5,221,731 ($151 per limited partnership unit) representing proceeds from the sale of one property. For the year ended December 31, 1996, cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $12,452,964, including $11,307,987 ($327 per limited partnership unit) representing proceeds from the sales of two properties.

         Largely due to the capital distribution mentioned above, total cash distributions exceeded net income in 1997, and reduced partners' capital accordingly. Regular cash distributions from operations, however, were less than cash provided by operations. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                             For Year          For Year         For Year          For Year         For Year
                             Ended or          Ended or         Ended or          Ended or         Ended or
                             As of:            As of:           As of:            As of:           As of:
                             12/31/97 (2)      12/31/96 (3)     12/31/95          12/31/94         12/31/93
                             --------          ------------     --------          --------         --------
Revenues                    $    1,121,938   $    1,689,421   $    2,864,780    $    3,064,367    $      2,979,336



Net Income  (Loss) (1)      $    2,356,173   $    1,709,735   $     (983,224)   $    1,531,224    $      1,679,020


Net Income (Loss)
per Limited
Partnership Unit            $        67.45   $       48.95    $       (28.15)   $       43.84     $         48.07


Total Assets                $    5,559,042   $    9,853,360   $   24,886,471    $   28,270,811    $     29,253,029

Mortgage Loan               $            0   $            0   $    4,238,857    $    4,363,307    $      4,474,343


Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to such
 year                       $       173.11   $      360.11    $        62.50    $       70.00     $         66.25
                            --------------   -------------    ---------------   --------------    ---------------




(1) Net Income (Loss) includes charges of $250,000, $2,600,000 and $200,000 in 1996, 1995 and 1994, respectively, related to impairment of the carrying values of certain investments.

(2) Net Income includes gains totaling $1,608,395 on the sales of properties. Cash distributions include a return of capital of $151.00 per Limited Partnership Unit.

(3) Net Income includes gains totaling $906,542 on the sales of properties. Cash distributions include returns of capital totaling $327.00 per Limited Partnership Unit.

Item 7.
------

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

         On April 9, 1996, the Partnership sold the Zehntel property for $11,449,612, of which $4,215,073 was used to pay off the related mortgage loan and $506,687 was used to complete certain improvements as a condition of the sale. Net proceeds to the Partnership, after closing costs, were $11,148,837. A disposition fee of $343,488 was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW") On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit), which reduced the adjusted capital contribution to $823 per unit.

         On August 13, 1996, the United Exposition property was sold for $5,372,500. The Partnership received net proceeds of $5,202,964, after closing costs. A disposition fee of $161,175 was accrued but not paid to AEW. On August 29, 1996, the Partnership made a capital distribution of $5,187,150 ($150 per limited partnership unit), which reduced the adjusted capital contribution to $673 per unit.

         On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (57%) and an affiliate (43%), were sold for a total sales price of $9,402,779. The Partnership received net proceeds of $5,246,979, after closing costs, and recognized a gain of $678,548 ($19.62 per limited partnership unit) on the sale. On May 29, 1997, the Partnership made a capital distribution of $5,221,731 ($151 per limited partnership unit), which reduced the adjusted capital contribution to $522 per unit.

         On October 24, 1997, the East Anaheim property was sold for $4,700,000. The Partnership received net proceeds of $4,677,970, after closing costs, and recognized a gain of $929,847 ($26.89 per limited partnership unit). As this is the last property in the Partnership, the net proceeds are being held in reserves pending Partnership dissolution and liquidation later in 1998.

         At December 31, 1997, the Partnership had $5,559,042 in cash and cash equivalents and short-term investments, of which $91,168 was used for cash distributions to partners on January 29, 1998; the remainder is being retained pending dissolution and liquidation of the Partnership later in 1998, and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term investments. Distributions of cash from operations relating to all four quarters of 1996 were made at an annualized rate of 4.0%; the first quarter 1996 distribution was based on a capital contribution of $1,000 per unit; the second and third quarter 1996 distributions were based on the weighted average adjusted capital contribution; the fourth quarter 1996 distribution was based on the adjusted capital contribution of $673 per unit. Distributions of cash from operations were made at an annualized rate of 2.0% for all four quarters of 1997; the first quarter 1997 distribution was based on the adjusted capital contribution of $673 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution; the third and fourth quarter 1997 distributions were based on the adjusted capital contribution of $522 per unit. The distribution rate was decreased in 1997, in line with the cash flow decreases resulting from the sale of the Zehntel and United Exposition investments, and the sale of Medlock Oaks during the second quarter of 1997.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacement of its software that may be required due to the Year 2000 Issue. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems.

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

         Operating Factors

         The Zehntel property, which is comprised of two R&D buildings, was fully leased to a single tenant through June, 1996. During the third quarter of 1995, the Partnership signed a lease extension with the lessee for one of the buildings through December, 2000. The extension was retroactive to April 1, 1995, and was at a lower rental rate than under the previous lease. In the third quarter of 1995, the tenant sub-leased the second building to a sub-tenant which executed a primary lease for the building through June 2002. During the third quarter of 1995, after deciding to market the Zehntel property for sale, the Managing General Partner determined that the Partnership would not likely recover its carrying value over the shortened investment period. Accordingly, the Partnership reduced the carrying value to its estimated net fair market value, net of selling costs, with a charge to operations of $2,200,000. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the estimate based on the terms of the sale transaction discussed above. The Partnership recognized a gain of $21,483 ($.62 per limited partnership unit) upon final settlement of the sale transaction.

         The United Exposition property also consists of two buildings which were 100% leased to one tenant since 1987. The Partnership recognized a gain of $885,059 ($25.34 per limited partnership unit) on the sale.

         At Medlock Oaks, occupancy was 100%, 97% and 95% as of May 2, 1997, December 31, 1996 and December 31, 1995, respectively. The Managing General Partner determined in 1994 that the carrying value of this investment would likely not be recoverable, and reduced the carrying value to estimated net realizable value with a charge to operations of $200,000. In the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was further reduced by $250,000 through a charge to operations. As mentioned above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997, and recognized a gain of $678,548 ($19.62 per limited partnership unit) from the sale.

         Occupancy at the Anaheim Distribution Center property was 100% as of October 24, 1997, December 31, 1996 and December 31, 1995. As discussed above, the Partnership sold this property on October 24, 1997, and recognized a gain of $929,847 ($26.89 per limited partnership unit) from the sale.

         Three tenants each contributed more than 10% of the total rental revenue from the Partnership's investments (collectively 68%) in 1997.

         Investment Results

         1997 Compared to 1996

         Exclusive of the valuation allowance related to Medlock Oaks in 1996, aggregate operating results from real estate investments ere $280,665 in 1997 and $1,176,591 in 1996. The sale of the Zehntel and United Exposition properties during 1996 resulted in a decrease in operating results of approximately $609,000. The remainder of the decrease is comprised of reduced operating income from the sales of Medlock Oaks and East Anaheim during 1997 of approximately $211,000 and $76,000, respectively.

         Other income of $504,663 in 1997 represents the reversal of previously accrued disposition fees related to the sales of two real estate investments in 1996. During the fourth quarter of 1997, the Managing General Partner determined that the limited partners would not receive the cumulative return which would entitle AEW to payment of these fees.

         Interest on cash equivalents and short-term investments increased by approximately $19,000, or 18%, between 1996 and 1997 primarily due to higher average invested balances, as well as higher short-term yields.

         Cash flow provided by operating activities decreased by $387,000 between 1996 and 1997. This change was primarily caused by the Zehntel and United Exposition property sales in 1996. Cash flow also declined due to a decrease in cash distributions from Medlock Oaks and East Anaheim as a result of their partial ownership during 1997.

         1996 Compared to 1995

         Exclusive of the valuation allowances on Medlock Oaks in 1996 and Zehntel in 1995, aggregate real estate operating results were $1,176,591 in 1996 and $1,870,411 in 1995. The Zehntel and United Exposition properties were owned for only a portion of 1996, which resulted in a decrease in operating income of $784,000. Operating income from Anaheim Distribution Center increased by $46,000 between 1996 and 1995 primarily due to rental increases and lower depreciation charges. Operating income from Medlock Oaks also increased by $40,000 due to rental increases.

         Interest on cash equivalents and short-term investments decreased by $3,000 in 1996 as compared to 1995, primarily due to lower invested balances as well as lower short-term yields.

         Cash flow provided by operating activities decreased by $1,103,000 between 1996 and 1995. This change was primarily caused by the Zehntel and United Exposition sales during 1996. These decreases were partially offset by an increase in cash flow from Medlock Oaks and by changes in working capital items.

         Portfolio Expenses

         General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased $29,000 or 25% between 1996 and 1997, primarily due to decreases in accounting and appraisal fees. General and administrative expenses decreased approximately $32,000 or 22%, in 1996 as compared to 1995, primarily due to a decrease in legal and professional fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. Management fees decreased in both 1997 and 1996 compared to the respective prior years due to the decreases in distributable cash flow.

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


                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

           (a) and (b) Identification of Directors and Executive Officers.
                       --------------------------------------------------

           The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.

Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Wesley M. Gardiner, Jr.        President, Chief Executive Officer and Director                          39
Pamela J. Herbst               Vice President and Director                                              42
J. Grant Monahon               Vice President and Director                                              52
James J. Finnegan              Vice President                                                           37
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer                 33

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

          Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

         Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

         James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

         Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

           The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash distributions to General Partners include amounts distributed after year end with respect to 1997.


                                                                                    Amount of Compensation
Receiving Entity                        Type of Compensation                        and Reimbursement
----------------                        --------------------                        -----------------
AEW Real Estate Advisors, Inc.          Management Fees and
                                        Reimbursement of Expenses                        $          92,547

General Partners                        Share of Distributable Cash                                  7,724

New England Securities                  Servicing Fees and                                           3,715
Corporation                             Reimbursement of Expenses
                                                                                         -----------------
                                        TOTAL                                           $          103,986
                                                                                         =================

           For the year ended December 31, 1997, the Partnership allocated $27,372 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

           (a)    Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------

                  No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

                  Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

           (b)    Security Ownership of Management.
                  --------------------------------

                  The General Partners of the Partnership owned no Units at December 31, 1997.

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

                                     PART IV

Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K.
           -------------------------------------------------------

           (a) The following documents are filed as part of this report:

                  (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements are filed as part of this Annual Report.

                  (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

                  (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

         (b) Reports on Form 8-K. On November 10, 1997, the Partnership filed one Current Report on Form 8-K disclosing the sale of the East Anaheim property on October 24, 1997.

                        Copley Realty Income Partners 1;

                              A Limited Partnership






                              Financial Statements

                                  * * * * * * *





                                December 31, 1997

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Accountants

Financial Statements:

         Balance Sheets - December 31, 1997 and 1996

         Statements of Operations - For the Years Ended December 31, 1997, 1996 and 1995

         Statements of Partners' Capital (Deficit) - For the Years Ended December 31, 1997, 1996 and 1995

         Statements of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995

         Notes to Financial Statements

Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997, 1996 and 1995

                        Report of Independent Accountants
                        ---------------------------------

To the Partners

Copley Realty Income Partners 1;
A Limited Partnership

In our opinion, based on our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of First Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Medlock Oaks joint venture investee for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this joint venture investee was $280,509 and $240,331 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of the Partnership's investment in Anaheim Distribution Center for the years ended December 31, 1996 and 1995. Operating income for this investment totalled $410,656 for the year ended December 31, 1996, and equity in joint venture income was $250,312 for the year ended December 31, 1995. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Medlock Oaks for the years ended December 31, 1996 and 1995, and for the operating income and the equity in joint venture income for Anaheim Distribution Center for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.


/s/Price Waterhouse LLP
-----------------------
Boston, Massachusetts
March 9, 1998

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

BALANCE SHEETS


                                                                         December 31,
                                                       --------------------------------------------
                                                               1997                     1996
                                                       -----------------           ----------------
Assets

Real estate investments:
  Property, net                                        $               -          $       3,684,199
  Joint ventures                                                       -                  4,704,079
                                                       -----------------           ----------------
                                                                       -                  8,388,278

Cash and cash equivalents                                      5,259,413                  1,166,590
Short-term investments                                           299,629                    298,492
                                                       -----------------          -----------------

                                                       $       5,559,042          $       9,853,360
                                                       =================          =================

Liabilities and Partners' Capital

Accounts payable                                       $          56,260          $          49,902
Accrued management fee                                             9,017                     23,250
Deferred disposition fees                                              -                    504,663
                                                       -----------------          -----------------
Total liabilities                                                 65,277                    577,815
                                                       -----------------          -----------------

Partners' capital (deficit):
    Limited partners ($522 and $673 per
    unit, respectively; 100,000 units authorized,
    34,581 units issued and outstanding)                       5,579,666                  9,375,845
    General partners                                             (85,901)                  (100,300)
                                                       -----------------          -----------------
Total partners' capital                                        5,493,765                  9,275,545
                                                       -----------------          -----------------

                                                       $       5,559,042          $       9,853,360
                                                       =================          =================





                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                            Year ended December 31,
                                                              ------------------------------------------------
                                                                   1997              1996             1995
                                                              -------------     -------------    -------------
Investment Activity

Property rentals                                             $      428,804   $     1,302,434   $    2,264,643
Property operating expenses                                        (119,344)          (84,876)               -
Depreciation and amortization                                       (91,751)         (206,677)        (423,712)
Interest and other expenses                                               -          (114,799)        (461,163)
                                                              -------------     -------------    -------------
                                                                    217,709           896,082        1,379,768

Joint venture earnings                                               62,956           280,509          490,643

Investment valuation allowances                                           -          (250,000)     (2,600,000)
                                                             --------------   ---------------   -------------

   Total real estate operations                                     280,665           926,591         (729,589)

Gain on sales of property                                         1,608,395           906,542                -
                                                             --------------   ---------------   --------------
    Total real estate activity                                    1,889,060         1,833,133         (729,589)

Interest on cash equivalents
   and short-term investments                                       125,515           106,478          109,494

Other income                                                        504,663                 -                -
                                                             --------------   ---------------   --------------
 Total investment activity                                        2,519,238         1,939,611         (620,095)
                                                             --------------   ---------------   --------------


Portfolio Expenses

Management fee                                                       76,382           114,383          215,915
General and administrative                                           86,683           115,493          147,214
                                                             --------------   ---------------   --------------
                                                                    163,065           229,876          363,129
                                                             --------------   ---------------   --------------

Net Income (Loss)                                            $    2,356,173   $     1,709,735   $     (983,224)
                                                             ==============   ===============   ==============

Net income (loss) per limited partnership unit               $        67.45   $        48.95    $       (28.15)
                                                             ==============   ==============    ==============

Cash distributions per limited
   partnership unit                                          $       177.23   $       368.38    $        65.00
                                                             ==============   ==============    ==============

Number of limited partnership units
   outstanding during the year                                       34,581            34,581           34,581
                                                             ==============   ===============   ==============

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                                      Year ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                             1997                              1996                             1995
                               -------------------------------   -------------------------------   --------------------------------
                                   General           Limited         General           Limited         General            Limited
                                   Partners          Partners        Partners          Partners        Partners           Partners
                                   --------          --------        --------          --------        --------           --------
Balance at beginning of year   $    (100,300)    $   9,375,845   $    (102,943)    $  20,422,156   $     (70,405)   $    23,643,312

Cash distributions                    (9,163)       (6,128,790)        (14,454)      (12,738,949)        (22,706)        (2,247,764)

Net income (loss)                     23,562         2,332,611          17,097         1,692,638          (9,832)          (973,392)
                               -------------     -------------   -------------     -------------   -------------    ---------------

Balance at end of year         $     (85,901)    $   5,579,666   $    (100,300)    $   9,375,845   $    (102,943)   $    20,422,156
                               =============     =============   =============     =============   =============    ===============

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                      --------------------------------------------------------------------
                                                               1997                    1996                     1995
                                                      -------------------     -------------------       ------------------
Cash flows from operating activities:
Net income (loss)                                     $         2,356,173     $         1,709,735       $         (983,224)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
     activities:
   Depreciation and amortization                                   91,751                 206,677                  423,712
   Investment valuation allowances                                      -                 250,000                2,600,000
   Equity in joint venture net income                             (62,956)               (280,509)                (490,643)
   Cash distributions from joint ventures                         201,506                 575,189                  813,600
   Gain on sales of property                                   (1,608,395)               (906,542)                       -
   Deferred leasing commissions                                   (66,392)               (144,245)                (168,853)
   Decrease (increase) in investment income
     receivable                                                    (3,790)                 19,420                  (17,841)
   Decrease in operating liabilities                               (7,875)               (255,249)                  (6,197)
   Decrease (increase) in property
        working capital                                           (55,800)                 56,344                  163,231
                                                      -------------------     -------------------       ------------------
Net cash provided by operating activities                         844,222               1,230,820                2,333,785
                                                      -------------------     -------------------       ------------------

Cash flows from investing activities:
 Net proceeds from sales of property                            9,924,949              15,847,138                        -
 Increase (decrease) in deferred disposition
    fees                                                         (504,663)                504,663                        -
 Investment in property                                           (36,385)             (1,020,942)                       -
 Repayment of loan by joint venture                                     -                   -                       20,878
 Decrease (increase) in short-term
    investments, net                                                2,653               1,148,079               (1,148,945)
                                                      -------------------     -------------------      -------------------
 Net cash provided by (used in)
          investing activities                                  9,386,554              16,478,938               (1,128,067)
                                                      -------------------     -------------------      -------------------

Cash flows from financing activities:
 Repayment of mortgage loan                                             -              (4,238,857)                (124,450)
 Distributions to partners                                     (6,137,953)            (12,753,403)              (2,270,470)
                                                      -------------------     -------------------       ------------------
 Net cash used in financing activities                         (6,137,953)            (16,992,260)              (2,394,920)
                                                      -------------------     -------------------       ------------------

 Net increase (decrease) in cash and cash
  equivalents                                                   4,092,823                 717,498               (1,189,202)

Cash and cash equivalents:
  Beginning of year                                             1,166,590                 449,092                1,638,294
                                                      -------------------     -------------------       ------------------
  End of year                                         $         5,259,413       $       1,166,590       $          449,092
                                                      ===================     ===================       ==================

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

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

         Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in August 1986, and acquired five real estate investments prior to the end of 1987. The Partnership sold its last remaining investment in October 1997 and therefore intends to liquidate and dissolve in 1998.

         The Managing General Partner of the Partnership is First Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

Management
----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($16,165 in 1997, $16,000 in 1996, and $17,746 in 1995).
Acquisition fees were based on 3% of the gross proceeds from the offering available for investment and paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,715, $3,541 and $3,193 in 1997, 1996 and 1995, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

Real Estate Joint Ventures
--------------------------

         Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. For the Medlock Oaks joint venture investment, the Partnership recorded its ownership share of the operating results, after the elimination of all inter-entity transactions, since its venture partner, an affiliate of the Partnership, had substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

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

         Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are amortized using the straight-line method over the estimated useful lives of the underlying real property.

Leases
------
         Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases. Rental income is recognized on a straight-line basis over the terms of the respective leases.

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

         The appraised value of real estate investments at December 31, 1996 was estimated by the Managing General Partner and was generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers.

Cash Equivalents and Short-Term Investments
-------------------------------------------

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments are in commercial paper with less than one month and two months, respectively, remaining to maturity.

Deferred Disposition Fees
-------------------------

         According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of the fees, however, is contingent upon the limited partners first receiving their capital, plus a stipulated return thereon. After diposing of the Partnership's remaining real property asset during the fourth quarter of 1997, the Managing General Partner determined that the return of the limited partners' original invested capital would not occur. As a result, previously accrued disposition fees payable to AEW totaling $504,663 ($14.59 per limited partnership unit) were reversed and recognized as other income in 1997.

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

         Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB Opinion No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

NOTE 3 - INVESTMENT IN PROPERTY
-------------------------------

         The following is a summary of the Partnership's investment in property:

                                                 December 31,
                               ----------------------------------------------
                                       1997                        1996
                               ---------------------        -----------------
Land                           $                  -         $       1,279,147
Buildings and improvements                        -                 2,482,904
Other net assets                                  -                     5,819
Accumulated depreciation                          -                   (83,671)
                               ---------------------        -----------------

       Net carrying value      $                  -         $       3,684,199
                               ====================         =================


         The net carrying value at December 31, 1996 relates solely to Anaheim Distribution Center.

         The buildings and improvements of Anaheim Distribution Center were depreciated over 30 years, beginning January 1, 1996.

Anaheim Distribution Center
---------------------------

         On December 30, 1986, the Partnership entered into a joint venture with an affiliate of Davis Development to construct and operate an industrial facility located in East Anaheim, California. The Partnership invested $5,216,276 in the joint venture in the form of capital contributions and loans. Effective January 1, 1996, the joint venture was dissolved and ownership of the venture's net assets was assigned to the Partnership. Accordingly, as of that date, the investment was accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($3,763,820) was allocated to land, building and improvements, and other net operating assets.

         On October 24, 1997, the Partnership sold the East Anaheim property to an institutional buyer, which is unaffiliated with the Partnership, for $4,700,000. The Partnership received net proceeds of $4,677,970, after closing costs, and recognized a gain of $929,847 ($26.89 per limited partnership unit).


Zehntel
-------

         On September 11, 1986, the Partnership acquired two one-story research and development buildings and land located in Walnut Creek, California, subject to a first mortgage loan. The property was listed for sale during the third quarter of 1995, and the indication from the market was that the Partnership would likely not recover its net carrying value over the shortened investment period. Accordingly, the Partnership recognized an investment valuation allowance of $2,200,000 through a charge to operations. The carrying value was further reduced by $400,000 in the fourth quarter of 1995, with the refinement of the fair market value estimate based on the terms of the pending sale transaction. The property was sold on April 9, 1996 for $11,449,612, of which $4,215,073 was used to repay the related mortgage loan and $506,687 was used to complete certain improvements and pay certain costs, as conditions of the sale. After closing costs, the Partnership received net proceeds of $11,148,837 and recognized a gain of $21,483

($0.62 per limited partnership unit) on the sale. (Approximately $50,000 was received in the fourth quarter of 1996, upon the finalization of all conditions.) A disposition fee of $343,488 was accrued but not paid to AEW. During 1997, the Partnership determined that the disposition fee would not be paid and therefore reversed the accrued disposition fee and recognized it as other income. On April 25, 1996, the Partnership made a capital distribution of $6,120,837 ($177 per limited partnership unit) from the proceeds.


United Exposition
-----------------

         On October 28, 1987, the Partnership acquired two industrial buildings and land located in Las Vegas, Nevada. On August 13, 1996, the United Exposition property was sold for $5,372,500. The Partnership received net proceeds of $5,202,964, after closing costs, and recognized a gain of $885,059 ($25.34 per limited partnership unit). A disposition fee of $161,175 was accrued but not paid to AEW. During 1997, the Partnership determined that the disposition fee would not be paid and therefore reversed the accrued disposition fee and recognized it as other income. On August 29, 1996, the Partnership made a capital distribution of $5,187,150 ($150 per limited partnership unit) from the proceeds.


NOTE 4 - REAL ESTATE JOINT VENTURES
-----------------------------------

         The Partnership had invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm. One joint venture investment was restructured into a wholly-owned property effective January 1, 1996. The remaining joint venture investment was sold on May 2, 1997. The Partnership made capital contributions to the ventures, which were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to these ventures. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

         The respective real estate management/development firm was responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firms, or their affiliates, also provided various services to the joint ventures for a fee.

         The following is a summary of cash invested in joint ventures, net of returns of capital or principal, and excluding investment acquisition fees:


                              Rate of        Ownership              December 31,
Investment/Location      Return/Interest     Interest          1997             1996
-------------------      ---------------  --------------  --------------   --------------
Medlock Oaks

   Atlanta, Georgia      10.25%              57%     (C)               -   $    1,932,300
                         10.25%                      (L)               -   $    4,850,094

(C) Capital contribution
(L) Loan

Medlock Oaks
------------

         On December 4, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of Hill Properties, Ltd., to construct and operate five warehouse and service center buildings located in Atlanta, Georgia. The Partnership made a capital contribution of $1,932,300 to the venture which was subject to preferential returns of 10.25% per annum. In addition, the Partnership made a construction/permanent mortgage loan to the venture of $4,964,700, which bore interest at 10.25% per annum.

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

         On May 2, 1997, the Medlock Oaks buildings were sold to an institutional buyer, which is unaffiliated with the Partnership, for a total sales price of $9,402,779. The Partnership received net proceeds of $5,246,979, after closing costs, and recognized a gain of $678,548 ($19.62 per limited partnership unit) on the sale. On May 29, 1997, the Partnership made a capital distribution of $5,221,731 ($151 per limited partnership unit) from the proceeds of the sale.

Summarized Financial Information
--------------------------------

         The following summarized financial information is presented in the aggregate for the investments in joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                   December 31,
                                   ------------------------------------------
                                          1997                      1996
                                   ------------------      ------------------

Assets
  Real property, at cost less
    accumulated depreciation
    of $0 and $2,821,679           $                -      $        7,702,658
 Other                                              -                 288,149
                                   ------------------      ------------------
                                                                    7,990,807

Liabilities                                         -                  86,084
                                   ------------------      ------------------

  Net assets                       $                -      $        7,904,723
                                   ==================      ==================

                              Results of Operations
                              ---------------------


                                                       Year ended December 31,
                                     ----------------------------------------------------
                                         1997               1996               1995
                                     --------------     ---------------    --------------
Revenue
  Rental income                      $       358,009    $     1,165,073    $    1,571,560
  Other                                       36,653            114,609           110,184
                                     ---------------    ---------------    --------------
                                             394,662          1,279,682         1,681,744
                                     ---------------    ---------------    --------------

Expenses
  Depreciation and amortization              156,941            454,305           579,916
  Operating expenses                         129,254            321,958           409,923
                                     ---------------    ---------------    --------------
                                             286,195            776,263           989,839
                                     ---------------    ---------------    --------------


Net income                           $       108,467    $       503,419    $      691,905
                                     ===============    ===============    ==============

         Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

         Effective January 1, 1996, the Anaheim joint venture was dissolved. Accordingly, the 1997 and 1996 amounts relate only to the Medlock Oaks joint venture.


NOTE 5 - INCOME TAXES
---------------------

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                                         Year ended December 31,
                                   --------------------------------------------------------------
                                          1997                 1996                    1995
                                   -----------------    -----------------         ---------------
Net income (loss) per financial
  statements                       $       2,356,173     $      1,709,735      $         (983,224)
Timing differences:
  Property rentals                                --                 (301)                303,432
  Joint venture earnings                     116,672             (136,605)               (153,412)
  Expenses                                       777              (24,383)                  3,978
  Depreciation method                        (27,008)            (131,172)               (101,083)
  Valuation allowance                             --              250,000               2,600,000
  Loss on sale                               290,625             (572,443)                     -
                                   -----------------     -----------------     ------------------


Taxable income                     $       2,737,239     $      1,094,831      $        1,669,691
                                   =================     =================     ==================

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

NOTE 7 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $91,168 ($2.61 per limited partnership unit).

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997


                                                       Initial Cost to                                 Costs Capitalized
                                                       The Partnership                              Subsequent to Acquisition
                                      ---------------------------------------------------          -----------------------------
                                        Encum -                              Buildings &           Improve -          Carrying
Description                             brances             Land             Improvements            ments              Costs
-----------                           -----------      ------------          ------------          ----------        -----------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut                    Notes  A
Creek, California.                       and B           $6,777,729           $ 7,956,466          $1,371,782             --

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.             Note B           $1,195,749           $ 3,980,657          $   12,642             --

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.           Note B           $1,279,147           $ 2,456,841          $  147,571             --


                                                       ------------          ------------          ----------
            Total wholly owned                           $9,252,625           $14,393,964          $1,531,995
                                                       ============          ============          ==========




57% interest in Medlock Oaks
Associates. Owners of five            ----------------------------------------   See Note C  -----------------------------------
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.




     Total real estate joint ventures



                                                    Gross amount at which
                                                 Carried at close of Period
                                      ----------------------------------------------------
                                                                              Investment
                                                           Buildings &         Valuation                           Accumulated
Description                               Land            Improvements         Allowance          Total            Depreciation
-----------                           ------------        ------------       -------------     -----------         ------------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                      $6,777,729          $9,328,248        ($2,571,667)     $13,534,310           $2,905,067

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.             $1,195,749          $3,993,299                 $0       $5,189,048           $1,366,207

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.           $1,279,147          $2,604,412                 $0       $3,883,559             $154,273


                                      ------------        ------------       -------------     -----------         ------------
            Total wholly owned          $9,252,625         $15,925,959        ($2,571,667)     $22,606,917           $4,425,547
                                      ============        ============       =============     ===========         ============


57% interest in Medlock Oaks
Associates. Owners of five            ---------------------                                             $0                  N/A
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.



                                                                                               -------------
     Total real estate joint ventures                                                                     $0
                                                                                               =============




                                                                   Date of            Date            Date           Depreciable
Description                                   Sales              Construction       Acquired          Sold               Life
-----------                               --------------         ------------      ----------       ---------        -----------
Two one-story R & D
buildings (145,000 sq.ft) on
11.1 acres in Walnut
Creek, California.                         ($10,629,243)          1978 & 1980       09/11/86         04/09/96           25 Yrs

Two one-story concrete
industrial buildings and one
cooler/freezer building
(128,178 sq.ft) on 6.5
acres in Las Vegas, Nevada.                 ($3,822,841)           1964 & 1986      10/29/87         08/13/96         17&31.5 Yrs

One-story warehouse building
(106,232 sq.ft) on 4.9
acres in Anaheim, California.               ($3,729,286)              1987          12/30/86         10/24/97           30 Yrs

                                          --------------
            Total wholly owned             ($18,181,370)
                                          ==============




57% interest in Medlock Oaks                                     Phase I -1987
Associates. Owners of five                                       Phase II-1990       12/4/87         05/02/97         30/15 Yrs
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.                        ($4,562,940)



                                          --------------
     Total real estate joint ventures       ($4,562,940)
                                          ==============



         Note: (A) First mortgage with principal balance of $4,215,073 held by John Hancock Mutual Life Ins. Co. was paid off with proceeds of sale on April 9, 1996.

                       COPLEY REALTY INCOME PARTNERS 1.
                             A LIMITED PARTNERSHIP

                              SCHEDULE III-NOTE B
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1995, 1996 & 1997




        Reconciliation of Real                                                                     1995
            Estate Owned                                          1995           1995           INVESTMENT
                                             BALANCE          CAPITALIZED        OTHER          VALUATION          BALANCE
             DESCRIPTION                   AT 12/31/94        IMPROVEMENTS     NET ASSETS       ALLOWANCE        AT 12/31/95
    -----------------------------        ---------------      ------------   --------------    -------------    -------------
       Walnut Creek, California             $14,881,939                $0         $156,818      ($2,600,000)     $12,438,757

           Las Vegas, Nevada                  5,176,859                 0                0                0        5,176,859
                                         ---------------      ------------   --------------    -------------    -------------
                                            $20,058,798                $0         $156,818      ($2,600,000)     $17,615,616
                                         ===============      ============   ==============    =============    =============


                                                                                                   1996
                                                                  1996           1996           INVESTMENT
                                             BALANCE          CAPITALIZED        OTHER          VALUATION          BALANCE
                                           AT 12/31/95        IMPROVEMENTS     NET ASSETS       ALLOWANCE        AT 12/31/96
                                         ---------------      ------------   --------------    -------------    -------------
       Walnut Creek, California             $12,438,757        $1,031,003          $64,550               $0      $13,534,310

           Las Vegas, Nevada                  5,176,859            12,189                0                0        5,189,048

      East Anaheim Distribution Ctr.          3,763,820 [A]        26,063          (22,013)               0        3,767,870
                                         ---------------      ------------   --------------    -------------    -------------
                                            $21,379,436        $1,069,255          $42,537               $0      $22,491,228
                                         ===============      ============   ==============    =============    =============

                   [A] Carrying value at conversion date (1/1/96)


                                                                                                   1997
                                                                  1997           1997           INVESTMENT
                                             BALANCE          CAPITALIZED        OTHER          VALUATION         BALANCE
                                           AT 12/31/96        IMPROVEMENTS     NET ASSETS       ALLOWANCE       AT 12/31/97
                                         ---------------      ------------   --------------    -------------    -------------
       Walnut Creek, California                      $0                $0               $0               $0               $0

           Las Vegas, Nevada                          0                 0                0                0                0

      East Anaheim Distribution Ctr.          3,767,870            36,385           66,392                0        3,870,647
                                         ---------------      ------------   --------------    -------------    -------------
                                             $3,767,870           $36,385          $66,392               $0       $3,870,647
                                         ===============      ============   ==============    =============    =============



        Reconciliation of Real             ACCUMULATED                         ACCUMULATED
             Estate Owned                  DEPRECIATION           1995         DEPRECIATION
                                             BALANCE          DEPRECIATION       BALANCE           1995         BALANCE (NET)
             DESCRIPTION                   AT 12/31/94          EXPENSE        AT 12/31/95         SALES         AT 12/31/95
    -----------------------------        ---------------      ------------   --------------    -------------    -------------
       Walnut Creek, California              $2,660,452          $244,615       $2,905,067               $0       $9,533,690

           Las Vegas, Nevada                  1,113,685           155,398        1,269,083                0        3,907,776
                                         ---------------      ------------   --------------    -------------    -------------
                                             $3,774,137          $400,013       $4,174,150               $0      $13,441,466
                                         ===============      ============   ==============    =============    =============



                                           ACCUMULATED                         ACCUMULATED
                                           DEPRECIATION           1996         DEPRECIATION
                                             BALANCE          DEPRECIATION       BALANCE           1996         BALANCE (NET)
                                           AT 12/31/95          EXPENSE        AT 12/31/96         SALES         AT 12/31/96
                                         ---------------      ------------   --------------    -------------    -------------

       Walnut Creek, California              $2,905,067                $0       $2,905,067     ($10,629,243)              $0

           Las Vegas, Nevada                  1,269,083            97,124        1,366,207       (3,822,841)               0

      East Anaheim Distribution Ctr.                  0            83,671           83,671                0        3,684,199
                                         ---------------      ------------   --------------    -------------    -------------
                                             $4,174,150          $180,795       $4,354,945     ($14,452,084)      $3,684,199
                                         ===============      ============   ==============    =============    =============




                                           ACCUMULATED                         ACCUMULATED
                                           DEPRECIATION           1997         DEPRECIATION
                                             BALANCE          DEPRECIATION       BALANCE           1997         BALANCE (NET)
                                           AT 12/31/96          EXPENSE        AT 12/31/97         SALES         AT 12/31/97
                                         ---------------      ------------   --------------    -------------    -------------

       Walnut Creek, California                      $0                $0               $0               $0               $0

           Las Vegas, Nevada                          0                 0                0                0                0

      East Anaheim Distribution Ctr.             83,671            70,602          154,273       (3,716,374)               0
                                         ---------------      ------------   --------------    -------------    -------------
                                                $83,671           $70,602         $154,273      ($3,716,374)              $0
                                         ===============      ============   ==============    =============    =============

                        COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP

                              SCHEDULE III - NOTE C
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1997, 1996 & 1995

                                                                                                                    1995
                                                                                   1995              1995      AMORTIZATION OF
                                           PERCENT OF           BALANCE       CASH INVESTMENT    EQUITY IN       ACQUISITION
          DESCRIPTION                      OWNERSHIP          AT 12/31/94    IN JOINT VENTURE  INCOME (LOSS)        FEES
    -----------------------------        ---------------      ------------   --------------    -------------    -------------
East Anaheim Distribution Ctr.                  61.6%          $3,928,424               $0         $250,312          ($3,960)


 Medlock Oaks Associates                          57%           5,398,266                0          240,331           (7,703)

                                                              ------------   --------------    -------------    -------------
                                                               $9,326,690               $0         $490,643         ($11,663)
                                                              ============   ==============    =============    =============


                                                                                                                    1996
                                                                                   1996            1996        AMORTIZATION OF
                                           PERCENT OF           BALANCE       CASH INVESTMENT    EQUITY IN       ACQUISITION
                                           OWNERSHIP          AT 12/31/95    IN JOINT VENTURE  INCOME (LOSS)        FEES
                                         ---------------      ------------   --------------    -------------    -------------
East Anaheim Distribution Ctr.                   100%          $3,763,820               $0               $0               $0


 Medlock Oaks Associates                          57%           5,207,372                0          280,509           (7,704)

                                                              ------------   --------------    -------------    -------------
                                                               $8,971,192               $0         $280,509          ($7,704)
                                                              ============   ==============    =============    ============


                                                                                                                    1997
                                                                                  1997             1997        AMORTIZATION OF
                                           PERCENT OF           BALANCE       CASH INVESTMENT    EQUITY IN       ACQUISITION
                                           OWNERSHIP          AT 12/31/96    IN JOINT VENTURE  INCOME (LOSS)        FEES
                                         ---------------      ------------   --------------    -------------    -------------
East Anaheim Distribution Ctr.                   100%                  $0               $0               $0               $0


 Medlock Oaks Associates                          57%           4,704,079                0           62,956           (2,589)
                                                              ------------   --------------    -------------    -------------
                                                               $4,704,079               $0          $62,956          ($2,589)
                                                              ============   ==============    =============    =============


                                                               1995 CASH          1995          CONVERSION
                                               1995          DISTRIBUTIONS      INVESTMENT         TO
                                            REPAYMENT            FROM           VALUATION      WHOLLY-OWNED        BALANCE
            DESCRIPTION                      OF LOAN         JOINT VENTURE      ALLOWANCE        PROPERTY        AT 12/31/95
    -----------------------------        ---------------      ------------   --------------    -------------    -------------
East Anaheim Distribution Ctr.                 ($20,878)        ($390,078)              $0               $0       $3,763,820


 Medlock Oaks Associates                              0          (423,522)               0                0        5,207,372
                                         ---------------      ------------   --------------    -------------    -------------

                                               ($20,878)        ($813,600)              $0               $0       $8,971,192
                                         ===============      ============   ==============    =============    =============


                                                                                   1996
                                            1996 CASH             1996          CONVERSION
                                          DISTRIBUTIONS        INVESTMENT           TO
                                              FROM             VALUATION       WHOLLY-OWNED       BALANCE
                                          JOINT VENTURE        ALLOWANCE         PROPERTY       AT 12/31/96
                                         ---------------      ------------   --------------    -------------
East Anaheim Distribution Ctr.                       $0                $0      ($3,763,820)              $0


 Medlock Oaks Associates                       (526,098)         (250,000)               0        4,704,079
                                         ---------------      ------------   --------------    -------------
                                              ($526,098)        ($250,000)     ($3,763,820)      $4,704,079
                                         ===============      ============   ==============    =============



                                            1997 CASH            1997           CONVERSION
                                          DISTRIBUTIONS        INVESTMENT          TO
                                              FROM             VALUATION       WHOLLY-OWNED        1997            BALANCE
                                          JOINT VENTURE        ALLOWANCE         PROPERTY          SALES         AT 12/31/97
                                         ---------------      ------------   --------------    -------------    -------------
East Anaheim Distribution Ctr.                       $0                $0               $0               $0              $0


 Medlock Oaks Associates                       (201,506)                0                0       (4,562,940)              0

                                         ---------------      ------------   --------------    -------------    -------------
                                              ($201,506)               $0               $0      ($4,562,940)             $0
                                         ===============      ============   ==============    =============    =============

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                                                  Page Number
--------------                                                  -----------
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


-----------------------------------------------------
*  Previously filed and incorporated herein by reference.

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                                                  Page Number
--------------                                                  -----------

10J.          Lease dated June 27, 1986 by and between               *
              NBS Equity Corporation, as Landlord and
              Zehntel, Inc., as Tenant.

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

10L.          Amended and Restated Promissory Note dated             *
              as of January 1, 1990, from Medlock Oaks to the Affiliates.

10M.          First Amendment to Deed to Secure Debt and             *
              Security Agreement dated as of January 1,
              1990 between Medlock Oaks and the
              Affiliates.

10N.          First Amendment to Loan Agreement dated as             *
              of January 1, 1990 between Medlock Oaks
              and the Affiliates.

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

27.           Financial Data Schedule


-----------------------------------------------------
*  Previously filed and incorporated herein by reference.

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

                                     COPLEY REALTY INCOME PARTNERS 1;
                                     A LIMITED PARTNERSHIP



Date:    March 25, 1998              By:      /s/ Wesley M. Gardiner, Jr.
                                              ---------------------------
                                              Wesley M. Gardiner, Jr.
                                              President of the
                                              Managing General Partner



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                             Date


                                    President, Chief
                                    Executive Officer and
 /s/     Wesley M. Gardiner, Jr     Director                    March 25, 1998
-------------------------------
         Wesley M. Gardiner, Jr


                                    Vice President and
 /s/     Pamela J. Herbst           Director                    March 25, 1998
---------------------------
         Pamela J. Herbst

                                    Vice President and
 /s/     J. Grant Monahon           Director                    March 25, 1998
---------------------------
         J. Grant Monahon


/s/      James J. Finnegan          Vice President              March 25, 1998
---------------------------
         James J. Finnegan


                                    Treasurer and Principal Financial
/s/      Karin J. Lagerlund         and Accounting Officer      March 25, 1998
---------------------------
         Karin J. Lagerlund