Form 10-Q
period 1998-03-31
COPLEY REALTY INCOME PARTNERS I
filed 1998-05-08
CIK 784928

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

For Quarter Ended March 31, 1998                  Commission File Number 0-15430


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

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS
(Unaudited)

                                       March 31,      December 31,
                                         1998            1997
                                      ----------      ----------
ASSETS

Cash and cash equivalents             $5,496,081      $5,259,413
Short-term investments                         -         299,629
                                      ----------      ----------
                                      $5,496,081      $5,559,042
                                      ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $   37,367      $   56,260
Accrued management fee                         -           9,017
                                      ----------      ----------
Total liabilities
                                          37,367          65,277
                                      ----------      ----------
Partners' capital (deficit):
  Limited partners ($522 per
     unit; 100,000 units
     authorized, 34,581
     units issued and
     outstanding)                      5,544,966       5,579,666
  General partners                       (86,252)        (85,901)
                                      ----------      ----------
Total partners' capital                5,458,714       5,493,765
                                      ----------      ----------

                                      $5,496,081      $5,559,042
                                      ==========      ==========


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)


                                        Quarter Ended March 31,
                                       -------------------------
                                        1998               1997
                                       ------             ------
INVESTMENT ACTIVITY

Property rentals                       $     -            $133,578
Property operating expenses                  -             (31,286)
Depreciation and amortization                -             (32,196)
                                       -------            ---------
                                             -              70,096

Joint venture earnings                       -              54,365
                                       -------            ---------

 Total real estate operations                -             124,461

Interest on cash equivalents
 and short-term investments             74,230              16,963
                                       -------            ---------

 Total investment activity              74,230             141,424
                                       -------            --------

PORTFOLIO EXPENSES

Management fees                              -              11,642
General and administrative              18,113              28,305
                                       -------            --------

                                        18,113              39,947
                                       -------            --------


Net Income                             $56,117            $101,477
                                       =======            ========

Net income per
limited partnership unit               $  1.61            $   2.91
                                       =======            ========


Cash distributions per limited
 partnership unit                      $  2.61            $   6.73
                                       =======            ========


Number of limited partnership units
 outstanding during the period          34,581              34,581
                                       =======            ========




               (see accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                Quarter ended March 31,
                                1998                   1997
                        ----------------------  -----------------------
                         General     Limited      General     Limited
                         Partners    Partners    Partners     Partners
                        ----------  ----------  ----------   ----------
Balance at beginning    $(85,901)   $5,579,666  $(100,300)   $9,375,845
  of period

Cash distributions          (912)      (90,256)    (2,351)     (232,730)

Net income                   561        55,556      1,015       100,462
                        ----------  ----------  ----------   ----------

Balance at end
  of period             $(86,252)   $5,544,966  $(101,636)   $9,243,577
                        ==========  ==========  ==========   ==========



                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Quarter ended March 31,
                                             -------------------------
                                                 1998         1997
                                             ------------  -----------
Net cash provided by operating activities     $   35,898    $  142,157
                                              ----------   ----------
Cash flows from investing activities:
  Investment in property                               -      (32,673)
  Decrease (increase) in short-term
   investments, net                              291,938          (39)
                                              ----------   ----------
     Net cash provided by (used in)
      investing activities                       291,938      (32,712)
                                              ----------   ----------
Cash flows from financing activity:
  Distributions to partners                      (91,168)    (235,081)
                                              ----------   ----------
Net increase (decrease) in cash
  and cash equivalents                           236,668     (125,636)

Cash and cash equivalents:
  Beginning of period                          5,259,413    1,166,590
                                              ----------   ----------
  End of period                               $5,496,081   $1,040,954
                                              ==========   ==========



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in August 1986, and acquired five real estate investments prior to the end of 1987. The Partnership sold its remaining investment in October 1997 and therefore intends to liquidate and dissolve in 1998.

NOTE 2 -PROPERTY
----------------

     Effective January 1, 1996, the East Anaheim Distribution Center joint venture was dissolved and ownership of the venture's net assets was assigned to the Partnership. Accordingly, as of that date, the investment was accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($3,763,820) was allocated to land, building and improvements, and other net operating assets. The property was sold on October 24, 1997.


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

     The following Results of Operations relate to the Medlock Oaks joint venture:
                             Results of Operations
                             ---------------------

                                  Quarter ended March 31,
                                           1998              1997
                                  -----------------------  --------
Revenue
 Rental income                    $                     -  $287,448
 Other                                                  -       495
                                  -----------------------  --------
                                                        -   287,943
                                  -----------------------  --------
Expenses
 Depreciation and amortization                          -   111,867
 Operating expenses                                     -    77,873
                                  -----------------------  --------
                                                        -   189,740
                                  -----------------------  --------
Net income                        $                     -  $ 98,203
                                  =======================  ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. In connection with two sales in 1996 and one sale during 1997, capital of $16,529,718 has been returned to the limited partners. On April 25, 1996, the Partnership made a capital distribution of $177 per limited partnership unit, which reduced the adjusted capital contribution to $823 per unit. On August 29, 1996, the Partnership made a capital distribution of $150 per limited partnership unit, which reduced the adjusted capital contribution to $673 per unit. On May 29, 1997, the Partnership made a capital distribution of $151 per limited partnership unit which reduced the adjusted capital contribution to $522 per unit.

     At March 31, 1998, the Partnership had $5,496,081 in cash and cash equivalents which includes net proceeds of $4,677,970 from the sale of the Partnership's remaining property, East Anaheim, sold in October 1997. The Partnership intends to liquidate and dissolve later in 1998. The source of future liquidity will be cash generated by the Partnership's invested cash and cash equivalents. Distributions of cash from operations were made at an annualized rate of 2.0% for the first quarter of 1997; the first quarter 1997 distribution was based on the adjusted capital contribution of $673 per unit. Operating cash distributions were discontinued effective the first quarter of 1998, in line with the cash flow decrease resulting from the sale of the Partnership's remaining investment during the fourth quarter of 1997.

Results of Operations

     As discussed above, the Partnership's last real estate investment was sold in October 1997. Therefore, no comparative real estate investment results for the periods ended March 31, 1997 and 1998 are presented.

     Interest on cash equivalents and short-term investments increased by approximately $57,000 between the two three-month periods due to higher invested balances as a result of the retention of East Anaheim sale proceeds in 1998, as mentioned above.

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $10,000, or 36%, for the first three months of 1998 as compared to the same period in 1997, primarily due to decreases in legal and accounting fees, consistent with the impending dissolution of the Partnership during 1998.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two three-month periods concurrent with the discontinuance of operating cash distributions discussed above.

                        COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5     Not Applicable

     Item 6.       Exhibits and Reports on Form 8-K

                   a.   Exhibits:   (27) Financial Data Schedule

                   b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                        (Registrant)



May 8, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                  Wesley M. Gardiner, Jr.
                                  President, Chief Executive Officer and
                                  Director of Managing General Partner,
                                  First Income Corp.



May 8, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                                 Karin J. Lagerlund
                                 Treasurer and Principal Financial and
                                 Accounting Officer of Managing General
                                 Partner, First Income Corp.