Form 10-Q
period 1998-06-30
COPLEY REALTY INCOME PARTNERS I
filed 1998-08-12
CIK 784928

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1998                  Commission File Number 0-15430


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

                      Yes [X]     No [_]

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

BALANCE SHEETS
(Unaudited)

                                   June 30, 1998  December 31, 1997
                                   -------------  -----------------
ASSETS

Cash and cash equivalents            $5,540,031      $5,259,413
Short-term investments                        -         299,629
                                     ----------      ----------
                                     $5,540,031      $5,559,042
                                     ==========      ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   30,775      $   56,260
Accrued management fee                        -           9,017
                                     ----------      ----------
Total liabilities                        30,775          65,277
                                     ----------      ----------

Partners' capital (deficit):
  Limited partners ($522 per
     unit; 100,000 units
     authorized, 34,581
     units issued and
     outstanding)                     5,595,002       5,579,666
  General partners                      (85,746)        (85,901)
                                     ----------      ----------
Total partners' capital               5,509,256       5,493,765
                                     ----------      ----------

                                     $5,540,031      $5,559,042
                                     ==========      ==========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                     Quarter Ended  Six Months Ended  Quarter Ended   Six Months Ended
                                     June 30, 1998   June 30, 1998    June 30, 1997     June 30, 1997
                                     -------------  ----------------  --------------  -----------------
INVESTMENT ACTIVITY
Property rentals                       $     -          $      -       $132,162           $265,740
Property operating expenses                  -                 -        (32,088)           (63,374)
Depreciation and amortization                -                 -        (29,783)           (61,979)
                                       -------          --------       --------           --------
                                             -                 -         70,291            140,387

Joint venture earnings                       -                 -         22,231             76,596

  Gain on sale of property                   -                 -        507,980            507,980
                                       -------          --------       --------           --------
     Total real estate operations            -                 -        600,502            724,963

Interest on cash equivalents
  and short term investments            74,752           148,982         35,308             52,271
                                       -------          --------       --------           --------
     Total investment activity          74,752           148,982        635,810            777,234
                                       -------          --------       --------           --------
PORTFOLIO EXPENSES

Management fee                               -                 -         46,707             58,349
General and administrative              24,210            42,323         23,111             51,416
                                       -------          --------       --------           --------
                                        24,210            42,323         69,818            109,765
                                       -------          --------       --------           --------
Net income                             $50,542          $106,659       $565,992           $667,469
                                       =======          ========       ========           ========
Net income per
  limited partnership unit             $  1.45          $   3.05       $  16.20           $  19.11
                                       =======          ========       ========           ========
Cash distributions per
  limited partnership unit             $     -          $   2.61       $ 154.37           $ 161.10
                                       =======          ========       ========           ========
Number of limited partnership
  units outstanding during
  the period                            34,581            34,581         34,581             34,581
                                       =======          ========       ========           ========

               (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                      Quarter Ended              Six Months Ended                    Quarter Ended                Six Months Ended
                      June 30, 1998               June 30, 1998                       June 30, 1997                June 30, 1997
                   ----------------------     ------------------------          -----------------------        ---------------------
                    General       Limited       General        Limited           General        Limited         General      Limited
                   Partners      Partners      Partners       Partners          Partners       Partners        Partners     Partners
                   --------      --------      --------       --------          --------       --------        --------     --------
Balance at
beginning of
period           $(86,252)    $5,544,966      $(85,901)      $5,579,666       $(101,636)     $9,243,577     $(100,300)   $9,375,845

Cash
distributions           -             -          (912)          (90,256)         (1,177)     (5,338,269)       (3,528)   (5,570,999)

Net income            506         50,036         1,067          105,592           5,660         560,332         6,675       660,794
                 --------     ----------      --------       ----------        --------      ----------     ---------    ----------
Balance at
end of period    $(85,746)    $5,595,002      $(85,746)      $5,595,002        $(97,153)     $4,465,640     $ (97,153)   $4,465,640
                 ========     ==========      ========       ==========        ========      ==========     =========    ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Six Months Ended June 30,
                                           -------------------------
                                               1998          1997
                                           ----------   ------------
Net cash provided by operating
  activities                               $   79,848   $   297,707
                                           ----------   -----------
Cash flows from investing activities:
  Net proceeds from sale of property                -     5,086,239
  Increase in deferred disposition fees             -       160,740
  Investment in property                            -       (36,385)
  Decrease in short-term
     investments, net                         291,938        49,300
                                           ----------   -----------
      Net cash provided by
      investing activities                    291,938     5,259,894
                                           ----------   -----------

Cash flows from financing activity:
  Distributions to partners                   (91,168)   (5,574,527)
                                           ----------   -----------
Net increase (decrease) in cash
  and cash equivalents                        280,618       (16,926)

Cash and cash equivalents:
  Beginning of period                       5,259,413     1,166,590
                                           ----------   -----------

  End of period                            $5,540,031   $ 1,149,664
                                           ==========   ===========

               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

NOTE 2 -PROPERTY
----------------

     Effective January 1, 1996, the East Anaheim Distribution Center joint venture was dissolved and ownership of the venture's net assets was assigned to the Partnership. Accordingly, as of that date, the investment was accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($3,763,820) was allocated to land, building and improvements, and other net operating assets. The property was sold on October 24, 1997 for gross consideration of $4,700,000. The Partnership received net proceeds of $4,677,970, after closing costs, and recognized a gain of $929,847 ($26.89 per limited partnership unit) on the sale.


NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (57%) and an affiliate (43%), were sold for a total sales price of $9,402,779. The Partnership received net proceeds of $5,246,979, after closing costs, and recognized an adjusted gain of $678,548 ($19.43 per limited partnership unit) at December 31, 1997 on the sale. On May 29, 1997, the Partnership made a capital distribution of $5,221,731 ($151 per limited partnership unit) from the proceeds of the sale.

     The following Results of Operations relate to the Medlock Oaks joint venture:
                             Results of Operations

                                                        Period From
                                  Six Months Ended    January 1, 1997
                                   June 30, 1998    Through May 2, 1997
                                  ----------------  -------------------
Revenue
 Rental income                       $       -          $400,861
 Other                                       -               735
                                     ---------          --------
                                             -           401,596
                                     ---------          --------
Expenses
 Depreciation and amortization               -           156,940
 Operating expenses                          -           112,258
                                     ---------          --------
                                             -           269,198
                                     ---------          --------
Net income                           $       -          $132,398
                                     =========          ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     On July 30, 1998, the Partnership made a partial liquidating distribution of $5,256,312 ($152 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. In connection with two sales in 1996 and one sale in 1997, capital of $16,529,718 has been returned to the limited partners. On April 25, 1996, the Partnership made a capital distribution of $177 per limited partnership unit, which reduced the adjusted capital contribution to $823 per unit. On August 29, 1996, the Partnership made a capital distribution of $150 per limited partnership unit, which reduced the adjusted capital contribution to $673 per unit. On May 29, 1997, the Partnership made a capital distribution of $151 per limited partnership unit, which reduced the adjusted capital contribution to $522 per unit.

     At June 30, 1998, the Partnership had $5,540,031 in cash and cash equivalents which includes net proceeds of $4,677,970 from the sale of the Partnership's remaining property, East Anaheim, which was sold in October 1997. The Partnership intends to liquidate and dissolve in early 1999. The Partnership made a partial liquidating distribution of capital of $5,256,312 ($152 per limited partnership unit) on July 30, 1998. This distribution reduced the adjusted capital contribution to $370 per unit. The source of future liquidity will be cash generated by the Partnership's invested cash and cash equivalents. Distributions of cash from operations were made at an annualized rate of 2.0% for the first two quarters of 1997; the first quarter 1997 distribution was based on the adjusted capital contribution of $673 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution of $619.31. Operating cash distributions were discontinued effective the first quarter of 1998, as a result of the cash flow decrease resulting from the sale of the Partnership's remaining investment during the fourth quarter of 1997.

Results of Operations

     As discussed above, the Partnership's last real estate investment was sold in October 1997. Therefore, no comparative real estate investment results for the periods ended June 30, 1997 and 1998 are presented.

     Interest on cash equivalents and short-term investments increased by approximately $97,000 between the two six-month periods due to higher invested balances in 1998 as a result of the retention of East Anaheim sale proceeds, as mentioned above.


     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $9,100, or 18%, for the first six months of 1998 as compared to the same period in 1997, primarily due to a decrease in accounting fees, consistent with the impending dissolution of the Partnership during 1998.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two six-month periods concurrent with the discontinuance of operating cash distributions discussed above.

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------


     ITEMS 1-5          Not Applicable

     ITEM 6. Exhibits and Reports on Form 8-K

                  A.    Exhibits:   (27) Financial Data Schedule

                  B. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                              COPLEY REALTY INCOME PARTNERS 1;
                              A LIMITED PARTNERSHIP
                                  (Registrant)



AUGUST 12, 1998
                              /S/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                First Income Corp.



AUGUST 12, 1998
                             /S/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, First Income Corp.