Form 10-Q
period 1998-09-30
COPLEY REALTY INCOME PARTNERS I
filed 1998-11-13
CIK 784928

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-15430



                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



              Massachusetts                           04-2893293
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

       225 Franklin Street, 25th Fl.                     02110
         Boston, Massachusetts                         (Zip Code)
 (Address of principal executive offices)


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

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)





                              September 30, 1998    December 31, 1997
                              ------------------    -----------------
ASSETS

Cash and cash equivalents         $  289,188           $5,259,413
Short-term investments                     -              299,629
                                  ----------           ----------
                                  $  289,188           $5,559,042
                                  ==========           ==========

LIABILITIES AND
  PARTNERS' CAPITAL

Accounts payable                  $   26,654           $   56,260
Accrued management fee                     -                9,017
                                  ----------           ----------
Total liabilities                     26,654               65,277
                                  ----------           ----------

Partners' capital (deficit):
 Limited partners ($370 per
  unit; 100,000 units
  authorized, 34,581
  units issued and
  outstanding)                       348,185            5,579,666
 General partners                    (85,651)             (85,901)
                                  ----------           ----------
Total partners' capital              262,534            5,493,765
                                  ----------           ----------
                                    $289,188           $5,559,042
                                  ==========           ==========


          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                       Three Months Ended    Nine Months Ended     Three Months Ended     Nine Months Ended
                                       September 30, 1998    September 30, 1998    September 30, 1997     September 30, 1997
                                       ------------------    ------------------    ------------------     ------------------
INVESTMENT ACTIVITY

Property rentals                       $                -    $                -    $          130,229     $          395,968
Property operating expenses                             -                     -               (37,417)              (100,791)
Depreciation and amortization                           -                     -               (29,772)               (91,751)
                                       ------------------    ------------------    ------------------     ------------------
                                                        -                     -                63,040                203,426

Joint venture earnings                                  -                     -                     -                 76,597

Gain on sale of property                                -                     -                     -                507,980

  Total real estate operations                          -                     -                63,040                788,003

Interest on cash equivalents
 and short term investments                        25,875               174,857                13,627                 65,898
                                       ------------------    ------------------    ------------------     ------------------
  Total investment activity                        25,875               174,857                76,667                853,901
                                       ------------------    ------------------    ------------------     ------------------

PORTFOLIO EXPENSES

MANAGEMENT FEE                                          -                     -                 9,017                 67,366
GENERAL AND ADMINISTRATIVE                         16,285                58,608                23,624                 75,040
                                       ------------------    ------------------    ------------------     ------------------
                                                   16,285                58,608                32,641                142,406
                                       ------------------    ------------------    ------------------     ------------------

NET INCOME                             $            9,590    $          116,249    $           44,026     $          711,495
                                       ==================    ==================    ==================     ==================

NET INCOME PER
LIMITED PARTNERSHIP UNIT               $              .27    $             3.33    $             1.26     $            20.37
                                       ==================    ==================    ==================     ==================
CASH DISTRIBUTIONS PER
LIMITED PARTNERSHIP UNIT               $                -    $             2.61    $            13.52     $           174.62
                                       ==================    ==================    ==================     ==================

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING THE PERIOD              34,581                34,581                34,581                 34,581
                                       ==================    ==================    ==================     ==================

           (SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                      Three Months Ended         Nine Months Ended       Three Months Ended      Nine Months Ended
                      September 30, 1998         September 30, 1998      September 30, 1997      September 30, 1997
                      ------------------         ------------------      ------------------      ------------------
                      General     Limited       General     Limited      General     Limited     General     Limited
                      Partners    Partners      Partners    Partners     Partners    Partners    Partners    Partners
                      --------    --------      --------    --------     --------    --------    --------    --------
Balance at
beginning of
period               $(85,746)  $5,595,002     $(85,901)   $5,579,666   $(97,153)  $4,465,640   $(100,300)  $9,375,845

Cash
distributions               -   (5,256,312)        (912)   (5,346,568)    (4,723)    (467,535)     (8,251)  (6,038,534)

Net income                 95        9,495        1,162       115,087        440       43,586       7,115      704,380
                     --------   ----------     --------    ----------   --------   ----------   ---------   ----------
Balance at
end of period        $(85,651)  $  348,185     $(85,651)   $  348,185  $(101,436)  $4,041,691   $(101,436)  $4,041,691
                     ========   ==========     ========    ==========  =========   ==========   =========   ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                           Nine Months Ended September 30,
                                           -------------------------------
                                               1998              1997
                                           ------------      ------------
Net cash provided by operating
  activities                               $    85,317         $   331,607
                                           -----------         -----------
Cash flows from investing activities:
  Net proceeds from sale of property                 -           5,086,239
  Increase in deferred disposition fees              -             160,740
  Investment in property                             -             (36,385)
  Decrease in short-term
     investments, net                          291,938               2,653
                                           -----------         -----------
      Net cash provided by
      investing activities                     291,938           5,213,247
                                           -----------         -----------
Cash flows from financing activity:
  Distributions to partners                 (5,347,480)         (6,046,785)
                                           -----------         -----------
Net decrease in cash
  and cash equivalents                      (4,970,225)           (501,931)

Cash and cash equivalents:
  Beginning of period                        5,259,413           1,166,590
                                           -----------         -----------
  End of period                            $   289,188         $   664,659
                                           ===========         ===========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 1; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in August 1986, and acquired five real estate investments prior to the end of 1987. The Partnership sold its remaining investment in October 1997 and therefore intends to liquidate and dissolve in early 1999.


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

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

     The following Results of Operations relate to the Medlock Oaks joint venture:

                                          Results of Operations
                                          ---------------------

                                                              Period From
                                  Nine Months Ended         January 1, 1997
                                  September 30, 1998      Through May 2, 1997
                                  ------------------      -------------------
Revenue
 Rental income                    $                -       $          400,861
 Other                                             -                      735
                                  ------------------       ------------------
                                                   -                  401,596
                                  ------------------       ------------------
Expenses
 Depreciation and amortization                     -                  156,940
 Operating expenses                                -                  112,258
                                  ------------------       ------------------
                                                   -                  269,198
                                  ------------------       ------------------

Net income                        $                -       $          132,398
                                  ==================       ==================

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

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in April 1987, and a total of 34,581 units were sold. The Partnership received proceeds of $30,812,718, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. In connection with two sales in 1996, two sales in 1997, and a partial liquidating distribution in the third quarter of 1998, capital of $21,786,030 ($630 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $370 per unit.

     At September 30, 1998, the Partnership had $289,188 in cash and cash equivalents. The Partnership intends to liquidate and dissolve in early 1999. The source of future liquidity will be cash generated by the Partnership's invested cash and cash equivalents. Distributions of cash from operations were made at an annualized rate of 2.0% for the first two quarters of 1997; the first quarter 1997 distribution was based on the adjusted capital contribution of $673 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution of $619.31. Operating cash distributions were discontinued effective the first quarter of 1998, as a result of the cash flow decrease resulting from the sale of the Partnership's remaining investment during the fourth quarter of 1997.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


         . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

         . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

         . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.

COPLEY REALTY INCOME PARTNERS 1;
A LIMITED PARTNERSHIP

     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.


Results of Operations

          As discussed above, the Partnership's last real estate investment (East Anaheim) was sold in October 1997. Therefore, no comparative real estate investment results for the periods ended September 30, 1997 and 1998 are presented.

          For the three and nine months ended September 30, 1998, interest on cash equivalents and short-term investments increased by approximately $110,000 and $12,000 between the respective periods due to higher invested balances in 1998 as a result of the retention of East Anaheim sale proceeds, which were distributed as part of this quarter's capital distribution mentioned above.


          General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased approximately $7,300 and $16,400 for the three and nine month periods of 1998 as compared to the same periods of 1997, primarily due to decreases in accounting fees and printing costs consistent with the impending dissolution of the Partnership during 1998.

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. No management fees were incurred during the three and nine month periods of 1998 concurrent with the discontinuance of operating cash distributions discussed above.

                       COPLEY REALTY INCOME PARTNERS 1;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5          Not Applicable

     Item  6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                           COPLEY REALTY INCOME PARTNERS 1;
                           A LIMITED PARTNERSHIP
                               (Registrant)



November 13, 1998
                           /s/ J. Christopher Meyer III
                           -------------------------------
                               J. Christopher Meyer III
                               President, Chief Executive Officer and Director of Managing General Partner,
                               First Income Corp.



November 13, 1998
                           /s/ Karin J. Lagerlund
                           --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, First Income Corp.